Form 10-Q
period 2024-09-30
MVB FINANCIAL CORP
filed 2024-11-05
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of November 4, 2024, there were 12,940,462 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries, including MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “target,” “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology (“Fintech”) and banking-as-a-service sectors;
●	changes in the existing regulatory framework for brokered deposits and potential reclassification of certain banking-as-a-service deposits as brokered deposits in light of proposed rulemaking or application of the current deposit framework by the Federal Deposit Insurance Corporation (“FDIC”) to the Bank’s banking-as-a-service deposits;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, maintain secure and reliable information and technology systems, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, significant developments such as wars, climate change and natural disasters, epidemics and pandemics and any governmental or societal responses thereto, military actions, terrorist attacks and geopolitical conflict;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of our deposit base, including certain concentrations with large clients and within certain industries, such as gaming, payments and banking-as-a-service;
●	the quality and composition of our loan and securities portfolios;
●	the lack of liquidity and readily determinable fair market values of our equity investments, which are primarily concentrated in private entities, means that there can be no assurance that we will realize the value of these investments or be able to divest them readily;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including, but not limited to, Financial Accounting Standards
Board (“FASB”) policies and procedures, Federal Reserve policies in connection with continued inflationary pressures, the Dodd-Frank Wall Street Reform and Consumer Protection Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as well as the impact of the 2024 U.S. Presidential election;
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
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes that adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond FDIC limitations;
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and
●	our ability to navigate any environmental, social, governmental or sustainability concerns arising from our business activities.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,615	$6,564
Interest-bearing balances with banks	606,296	391,665
Total cash and cash equivalents	610,911	398,229
Investment securities available-for-sale	374,828	345,275
Equity securities	41,760	41,086
Loans held-for-sale	—	629
Loans receivable	2,171,272	2,317,594
Allowance for credit losses	(21,499)	(22,124)
Loans receivable, net	2,149,773	2,295,470
Premises and equipment, net	18,838	20,928
Bank-owned life insurance	45,154	44,287
Equity method investments	77,172	75,754
Accrued interest receivable and other assets	100,320	92,224
TOTAL ASSETS	$3,418,756	$3,313,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$989,144	$1,197,272
Interest-bearing	2,012,504	1,704,204
Total deposits	3,001,648	2,901,476
Accrued interest payable and other liabilities	35,428	37,917
Repurchase agreements	4,755	4,821
Subordinated debt	73,725	73,540
Senior term loan	—	6,786
Total liabilities	3,115,556	3,024,540

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 13,775,978 and 12,927,962 shares issued and outstanding, respectively, as of September 30, 2024 and 13,606,399 and 12,758,383 shares issued and outstanding, respectively, as of December 31, 2023	13,776	13,606
Additional paid-in capital	163,532	160,488
Retained earnings	164,978	160,862
Accumulated other comprehensive loss	(22,459)	(28,831)
Treasury stock - 848,016 shares as of September 30, 2024 and December 31, 2023, at cost	(16,741)	(16,741)
Total equity attributable to parent	303,086	289,384
Noncontrolling interest	114	(42)
Total stockholders' equity	303,200	289,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,418,756	$3,313,882

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$38,851	$40,030	$117,657	$118,046
Interest on deposits with banks	5,218	6,404	17,624	15,099
Interest on investment securities	1,846	1,056	5,494	4,133
Interest on tax-exempt loans and securities	712	835	2,009	2,841
Total interest income	46,627	48,325	142,784	140,119

INTEREST EXPENSE
Interest on deposits	19,214	17,460	55,775	44,063
Interest on short-term borrowings and repurchase agreements	19	—	25	888
Interest on subordinated debt	809	809	2,426	2,409
Interest on senior term loan	—	191	264	583
Total interest expense	20,042	18,460	58,490	47,943

NET INTEREST INCOME	26,585	29,865	84,294	92,176
Provision (release of allowance) for credit losses	959	(159)	3,210	182
Net interest income after provision (release of allowance) for credit losses	25,626	30,024	81,084	91,994

NONINTEREST INCOME
Payment card and service charge income	3,852	2,852	12,482	9,965
Insurance income	78	81	208	251
Gain (loss) on sale of available-for-sale securities, net	—	—	658	(1,536)
Gain (loss) on sale of equity securities, net	—	25	103	(269)
Gain (loss) on sale of loans, net	26	330	26	(1,015)
Holding gain on equity securities	498	219	463	71
Compliance and consulting income	1,291	1,314	3,565	3,326
Equity method investments income (loss)	746	(750)	102	(70)
Loss on divestiture activity	—	—	—	(986)
Other operating income	166	1,720	4,026	5,540
Total noninterest income	6,657	5,791	21,633	15,277

NONINTEREST EXPENSES
Salaries and employee benefits	16,722	16,016	49,160	48,508
Occupancy expense	1,041	921	2,854	2,803
Equipment depreciation and maintenance	1,130	1,439	3,564	4,347
Data processing and communications	1,356	1,257	4,128	3,523
Professional fees	4,649	5,682	15,578	12,581
Insurance, tax and assessment expense	1,041	1,397	3,018	3,432
Travel, entertainment, dues and subscriptions	1,782	1,362	4,766	5,421
Other operating expenses	1,764	2,651	5,538	8,709
Total noninterest expense	29,485	30,725	88,606	89,324
Income from continuing operations, before income taxes	2,798	5,090	14,111	17,947
Income taxes	642	1,218	3,304	3,639
Net income from continuing operations	2,156	3,872	10,807	14,308

Income from discontinued operations, before income taxes	—	—	—	11,831
Income taxes from discontinued operations	—	—	—	3,049
Net income from discontinued operations	—	—	—	8,782
Net income, before noncontrolling interest	2,156	3,872	10,807	23,090
Net (income) loss attributable to noncontrolling interest	(76)	(5)	(156)	231
Net income attributable to parent	$2,080	$3,867	$10,651	$23,321

Earnings per share from continuing operations - basic	$0.16	$0.30	$0.83	$1.15
Earnings per share from discontinued operations - basic	$—	$—	$—	$0.69
Earnings per common shareholder - basic	$0.16	$0.30	$0.83	$1.84
Earnings per share from continuing operations - diluted	$0.16	$0.29	$0.81	$1.12
Earnings per share from discontinued operations - diluted	$—	$—	$—	$0.67
Earnings per common shareholder - diluted	$0.16	$0.29	$0.81	$1.79
Weighted-average shares outstanding - basic	12,927,962	12,722,010	12,874,311	12,678,708
Weighted-average shares outstanding - diluted	13,169,011	13,116,629	13,121,245	13,012,834

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income, before noncontrolling interest	$2,156	$3,872	$10,807	$23,090

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	8,257	(7,748)	8,514	(5,131)
Reclassification adjustment for (gain) loss recognized in income	—	—	(658)	1,536
Change in defined benefit pension plan	(496)	100	406	443
Reclassification adjustment for amortization of net actuarial loss recognized in income	43	29	129	87
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	—	—	(289)
Other comprehensive income (loss), before tax	7,804	(7,619)	8,391	(3,354)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(1,986)	1,863	(2,048)	1,234
Reclassification adjustment for (gain) loss recognized in income	—	—	158	(369)
Change in defined benefit pension plan	119	(24)	(99)	(106)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(10)	(7)	(30)	(21)
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	—	—	69
Income taxes related to items of other comprehensive income (loss):	(1,877)	1,832	(2,019)	807

Total other comprehensive income (loss), net of tax	5,927	(5,787)	6,372	(2,547)

Comprehensive (income) loss attributable to noncontrolling interest	(76)	(5)	(156)	231

Comprehensive income (loss)	$8,007	$(1,920)	$17,023	$20,774

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

Net income	—	—	—	4,089	—	—	—	4,089	60	4,149
Other comprehensive income	—	—	—		2,413	—	—	2,413	—	2,413
Dividends on common stock ($0.17 per share)	—	—	—	(2,192)	—	—	—	(2,192)	—	(2,192)
Stock-based compensation	—	—	814	—	—	—	—	814	—	814
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	1,650	2	26	—	—	—	—	28	—	28
Restricted stock units vested	111,500	111	(111)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(26,071)	(26)	(455)	—	—	—	—	(481)	—	(481)
Balance at June 30, 2024	13,775,978	$13,776	$162,880	$165,096	$(28,386)	848,016	$(16,741)	$296,625	$38	$296,663

Net income	—	—	—	2,080	—	—	—	2,080	76	2,156
Other comprehensive income	—	—	—	—	5,927	—	—	5,927	—	5,927
Dividends on common stock ($0.17 per share)	—	—	—	(2,198)	—	—	—	(2,198)	—	(2,198)
Stock-based compensation	—	—	548	—	—	—	—	548	—	548
Stock-based compensation related to equity method investment	—	—	104	—	—	—	—	104	—	104
Balance at September 30, 2024	13,775,978	$13,776	$163,532	$164,978	$(22,459)	848,016	$(16,741)	$303,086	$114	$303,200

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391

Net income	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investments	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units vested	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)
Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

Net income	—	—	—	8,112	—	—	—	8,112	(114)	7,998
Other comprehensive loss	—	—	—	—	(3,526)	—	—	(3,526)	—	(3,526)
Dividends on common stock ($0.17 per share)	—	—	—	(2,163)	—	—	—	(2,163)	—	(2,163)
Stock-based compensation	—	—	792	—	—	—	—	792	—	792
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	3,000	3	40	—	—	—	—	43	—	43
Restricted stock units vested	86,520	87	(87)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(22,878)	(23)	(415)	—	—	—	—	(438)	—	(438)
Redemption of noncontrolling interest	—	—	294	—	—	—	—	294	(123)	171
Balance at June 30, 2023	13,567,839	$13,568	$158,572	$153,414	$(34,464)	848,016	$(16,741)	$274,349	$(52)	$274,297

Net income	—	—	—	3,867	—	—	—	3,867	5	3,872
Other comprehensive loss	—	—	—	—	(5,787)	—	—	(5,787)	—	(5,787)
Dividends on common stock ($0.17 per share)	—	—	—	(2,164)	—	—	—	(2,164)	—	(2,164)
Stock-based compensation	—	—	949	—	—	—	—	949	—	949
Stock-based compensation related to equity method investment	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	6,400	6	92	—	—	—	—	98	—	98
Balance at September 30, 2023	13,574,239	$13,574	$159,717	$155,117	$(40,251)	848,016	$(16,741)	$271,416	$(47)	$271,369

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$10,807	$23,090
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	1,583	1,521
Net amortization of deferred loan costs	1,478	1,133
Provision for credit losses	3,210	182
Depreciation and amortization	3,071	3,894
Stock-based compensation	2,142	2,572
Stock-based compensation related to equity method investments	312	277
Loans originated for sale	—	(402)
Proceeds of loans held-for-sale sold	—	23,562
Holding gain on equity securities	(463)	(71)
(Gain) loss on sale of available-for-sale securities, net	(658)	1,536
(Gain) loss on sale of equity securities, net	(103)	269
Gain on sale of loans held-for-sale	—	(256)
Gain (loss) on sale of loans held-for-investment	(26)	1,271
Gain on sale of discontinued operations	—	(11,800)
Loss on acquisition and divestiture activity	—	986
Gain on sale of other real estate owned	—	(176)
Income on bank-owned life insurance	(867)	(870)
Deferred income tax (benefit) expense	(340)	65
Equity method investments (income) loss	(102)	70
Return on equity method investments	632	368
Other assets	(8,460)	(11,495)
Other liabilities	(1,954)	4,963
Net cash from operating activities	10,262	40,689
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(57,956)	(70,413)
Net maturities/paydowns of available-for-sale investment securities	10,377	75,098
Sales of available-for-sale investment securities	24,327	54,531
Purchases of premises and equipment	(1,486)	(1,441)
Disposals of premises and equipment	69	425
Net change in loans	141,028	87,505
Proceeds of loans held-for-investment sold	636	12,556
Proceeds from sale of other real estate owned	—	464
Investment in equity method investments	(1,948)	(1,214)
Purchase of equity securities	(147)	(169)
Proceeds from sale of equity securities	39	566
Net cash transferred for sale of discontinued operations	—	(3,935)
Net cash transferred in divestiture activity	—	(8)
Net cash from investing activities	114,939	153,965
FINANCING ACTIVITIES
Net change in deposits	100,172	468,407
Net change in repurchase agreements	(66)	(5,535)
Net change in FHLB and other borrowings	—	(102,333)
Principal payments on senior term loan	(6,850)	(1,331)
Common stock options exercised	1,241	211
Withholding cash issued in lieu of restricted stock	(481)	(680)
Cash dividends paid on common stock	(6,535)	(6,473)
Redemption of noncontrolling interest	—	(100)

Net cash from financing activities	87,481	352,166
Net change in cash and cash equivalents	212,682	546,820
Cash and cash equivalents, beginning of period	398,229	40,280
Cash and cash equivalents, end of period	$610,911	$587,100

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$57,487	$48,378
Income taxes	592	12,211

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	7,226	(3,594)
Restricted stock units vested	111	131
Employee stock-based compensation tax withholding obligations	(26)	(36)
Impact of adopting ASC 326, net of tax	—	6,642
Creation of servicing assets from loan sales	—	406
Loans transferred to (out of) loans held-for-sale	(629)	8,487

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

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist clients in building digital products and meeting their fraud defense needs.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech team specializes in providing banking services to corporate Fintech clients, primarily focusing on operational risk management and compliance. Managing banking relationships with clients in the gaming, payments and banking-as-a-service industries is complex, from an operational and regulatory perspective. Due to this complexity, a limited number of banking institutions serve these industries, which can result in a lack of quality focus on these entities, providing us with an expanded pool of potential customers. When serviced safely and efficiently, we believe these industries provide a source of stable, lower-cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from an operational and regulatory perspective.

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in our 2023 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns an 80.8% interest in Trabian, which ownership interest represents a controlling interest. Accordingly, we are required to consolidate 100% of Trabian within our consolidated financial statements. The remaining interests in Trabian are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of this entity.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of September 30, 2024, we held three equity method investments. See Note 5 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. Specifically, in Note 3 – Loans and Allowance for Credit Losses, certain amounts within the table presenting the amortized cost of loans summarized by vintage year as of December 31, 2023 were reclassified. At September 30, 2024, we elected to disaggregate the revolving loans amortized costs basis balances and present the balances by year of origination, rather than disclosing in a single column as they were presented as of December 31, 2023. The impact of this reclassification was only to Note 3 – Loans and Allowance for Credit Losses and did not affect the financial statements. In addition, within the consolidated statement of cash flows, certain amounts were reclassified from operating activities to investing activities related to our equity method investments for the nine months ended September 30, 2023.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarified that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of September 30, 2024, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the secured overnight financing rate ("SOFR").

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is (i) within the scope of Compensation - Stock Compensation (Topic 718) or (ii) not a share-based payment arrangements and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. We do not currently expect these amendments to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,715	$107	$(4,185)	$41,637
United States sponsored mortgage-backed securities	115,279	946	(8,947)	107,278
United States treasury securities	106,172	—	(2,931)	103,241
Municipal securities	115,593	238	(9,859)	105,972
Corporate debt securities	8,583	15	(147)	8,451
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	398,842	1,306	(26,069)	374,079
Other securities	749	—	—	749
Investment securities available-for-sale	$399,591	$1,306	$(26,069)	$374,828

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,003	$8	$(5,603)	$38,408
United States sponsored mortgage-backed securities	91,939	992	(10,549)	82,382
United States treasury securities	106,401	—	(6,045)	100,356
Municipal securities	118,065	—	(11,158)	106,907
Corporate debt securities	9,076	—	(134)	8,942
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	376,984	1,000	(33,489)	344,495
Other securities	780	—	—	780
Investment securities available-for-sale	$377,764	$1,000	$(33,489)	$345,275

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$75,818	$74,094
After one year, but within five years	42,555	40,812
After five years, but within ten years	42,135	39,043
After ten years	238,334	220,130
Total available-for-sale debt securities	$398,842	$374,079

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $306.1 million and $223.4 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of September 30, 2024. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

The following table summarizes the activity in the ACL related to available-for-sale debt securities during the three and nine months ended September 30, 2024. There was no activity in the ACL related to available-for-sale debt securities during the three and nine months ended September 30, 2023.

(Dollars in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
ACL, beginning of period	$—	$—
Provision for credit losses	500	500
Charge-offs	(500)	(500)
ACL, end of period	$—	$—

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $26.1 million if sold at September 30, 2024, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL related to these securities as of September 30, 2024.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	September 30, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (23)	$302	$(1)	$34,215	$(4,184)
United States sponsored mortgage-backed securities (48)	4,842	(78)	48,286	(8,869)
United States treasury securities (23)	—	—	103,241	(2,931)
Municipal securities (191)	8,711	(827)	86,256	(9,032)
Corporate debt securities (6)	—	—	3,436	(147)
Total	$13,855	$(906)	$275,434	$(25,163)

	December 31, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$316	$—	$34,619	$(5,603)
United States sponsored mortgage-backed securities (47)	—	—	50,345	(10,549)
United States treasury securities (23)	—	—	100,354	(6,045)
Municipal securities (216)	847	(10)	106,060	(11,148)
Corporate debt securities (7)	2,009	(67)	1,933	(67)
Total	$3,172	$(77)	$293,311	$(33,412)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds from sales of available-for-sale securities	$—	$—	$24,327	$54,531
Gains, gross	—	—	658	—
Losses, gross	—	—	—	1,536

Proceeds from sales of equity securities	$—	$360	$39	$566
Gain, gross	—	25	103	25
Losses, gross	—	—	—	294

Unrealized holding gains (losses) on equity securities	$498	$219	$463	$71

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial:
Business	$701,974	$797,100
Real estate	665,038	670,584
Acquisition, development and construction	113,521	134,004
Total commercial	1,480,533	1,601,688
Residential real estate	656,606	672,547
Home equity lines of credit	12,356	14,531
Consumer	20,452	27,408
Total loans	2,169,947	2,316,174
Deferred loan origination costs, net	1,325	1,420
Loans receivable	$2,171,272	$2,317,594

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

Commercial business loans – Commercial business loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial business loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy. Commercial business loans include the following ACL segments: commercial and industrial (including both healthcare and SBA subsegments), commercial real estate owner-occupied (including both healthcare and SBA subsegments), government leases, and other loans.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily with a history of occupancy and cash flow. This segment includes both internally originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow. Commercial real estate loans include the following ACL segments: commercial real estate non-owner occupied (including both healthcare and SBA subsegments).

Commercial acquisition, development and construction loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties, and also includes loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. Commercial acquisition, development and construction loans include the following ACL segments: other construction (including an SBA subsegment).

Residential real estate – This residential real estate segment contains permanent and construction mortgage loans principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate, which we previously presented under commercial acquisitions, development and construction loans under the incurred loss model. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the continuing financial stability of the borrower and, where applicable, the builder, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral. Residential real estate loans include the following ACL segments: residential and residential construction (including SBA subsegment).

Home equity lines of credit – This segment includes subsegments for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment primarily includes loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles. Credit risk is unique as this segment includes only those loans provided to consumers who cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan. Consumer loans include the following ACL segments: subprime consumer automotive and consumer.

As of September 30, 2024, the Bank’s other real estate owned balance totaled $0.8 million, all of which was related to a 2020 acquisition of another bank. The other real estate owned balance consisted of two unrelated commercial properties. As of September 30, 2024, there were eight residential mortgages in the process of foreclosure with a loan balance totaling $3.4 million.

Bank management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions.

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

Loans categorized as “Doubtful” rated have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weakness makes collections or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

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

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced credit department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships with the intent of reviewing 35% to 40% of the Bank's commercial outstanding loan balances on an annual basis. The Bank's credit department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
September 30, 2024
Commercial business:
Risk rating:
Pass	$49,244	$142,643	$211,830	$65,488	$70,770	$114,002	$7,136	$661,113
Special Mention	41	—	21,785	222	791	4,011	—	26,850
Substandard	—	1,242	5,178	285	—	4,410	202	11,317
Doubtful	—	—	1,011	382	285	1,016	—	2,694
Total commercial business loans	$49,285	$143,885	$239,804	$66,377	$71,846	$123,439	$7,338	$701,974
Gross charge-offs	$2	$—	$1,083	$840	$—	$367		$2,292

Commercial real estate:
Risk rating:
Pass	$50,668	$111,823	$137,027	$167,909	$11,531	$124,518	$460	$603,936
Special Mention	—	—	—	7,797	—	14,835	—	22,632
Substandard	—	—	—	18,002	—	20,468	—	38,470
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$50,668	$111,823	$137,027	$193,708	$11,531	$159,821	$460	$665,038
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,867	$11,277	$35,154	$30,339	$7,235	$3,608	$—	$99,480
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	13,506	—	535	—	14,041
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,867	$11,277	$35,154	$43,845	$7,235	$4,143	$—	$113,521
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Residential Real Estate:
Risk rating:
Pass	$44,489	$57,280	$388,965	$97,588	$33,618	$24,334	$2,679	$648,953
Special Mention	—	—	—	—	—	670	—	670
Substandard	—	—	1,821	—	2,490	2,252	116	6,679
Doubtful	—	—	—	211	—	93	—	304
Total residential real estate loans	$44,489	$57,280	$390,786	$97,799	$36,108	$27,349	$2,795	$656,606
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
September 30, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—	$1,052	$10,858	$—	$12,002
Special Mention	—	—	—	—	—	229	—	229
Substandard	—	—	—	—	—	125	—	125
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—	$1,052	$11,212	$—	$12,356
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Consumer:
Risk rating:
Pass	$—	$1,709	$14,131	$4,383	$—	$42	$—	$20,265
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	151	36	—	—	—	187
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$1,709	$14,282	$4,419	$—	$42	$—	$20,452
Gross charge-offs	$—	$352	$2,057	$379	$—	$—		$2,788

Total:
Risk rating:
Pass	$156,268	$324,789	$787,142	$365,707	$124,206	$277,362	$10,275	$2,045,749
Special Mention	41	—	21,785	8,019	791	19,745	—	50,381
Substandard	—	1,242	7,150	31,829	2,490	27,790	318	70,819
Doubtful	—	—	1,011	593	285	1,109	—	2,998
Total loans	$156,309	$326,031	$817,088	$406,148	$127,772	$326,006	$10,593	$2,169,947
Gross charge-offs	$2	$352	$3,140	$1,219	$—	$367	$—	$5,080

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Risk rating:
Pass	$187,743	$249,718	$95,547	$66,195	$51,025	$91,435	$4,617	$746,280
Special Mention	990	30,695	72	830	339	3,767	1,647	38,340
Substandard	368	988	317	—	4,640	1,436	204	7,953
Doubtful	—	2,022	839	264	—	1,402	—	4,527
Total commercial business loans	$189,101	$283,423	$96,775	$67,289	$56,004	$98,040	$6,468	$797,100
Gross charge-offs	$—	$228	$1,250	$141	$—	$2,953	$—	$4,572

Commercial real estate:
Risk rating:
Pass	$112,063	$149,189	$217,222	$11,952	$26,438	$108,934	$546	$626,344
Special Mention	—	—	7,961	—	6,079	11,201	—	25,241
Substandard	—	—	—	—	—	18,999	—	18,999
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$112,063	$149,189	$225,183	$11,952	$32,517	$139,134	$546	$670,584
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,546	$54,468	$31,120	$22,041	$2,940	$1,483	$—	$118,598
Special Mention	—	—	14,652	—	—	—	—	14,652
Substandard	—	—	—	—	—	754	—	754
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,546	$54,468	$45,772	$22,041	$2,940	$2,237	$—	$134,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$54,453	$429,326	$107,763	$40,202	$8,292	$21,313	$—	$661,349
Special Mention	—	—	—	4,224	414	708	—	5,346
Substandard	—	988	3,764	82	146	777	—	5,757
Doubtful	—	—	—	—	—	95	—	95
Total residential real estate loans	$54,453	$430,314	$111,527	$44,508	$8,852	$22,893	$—	$672,547
Gross charge-offs	$—	$—	$—	$—	$19	$381	$—	$400

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Total
December 31, 2023
Home equity lines of credit:
Risk rating:
Pass	$58	$36	$—	$1,338	$5,147	$7,568	$—	$14,147
Special Mention	—	—	—	—	—	223	—	223
Substandard	—	—	—	—	—	161	—	161
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$58	$36	$—	$1,338	$5,147	$7,952	$—	$14,531
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,295	$18,926	$5,753	$—	$39	$51	$—	$27,064
Special Mention	—	—	—	—	—	—	—	—
Substandard	20	266	58	—	—	—	—	344
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$2,315	$19,192	$5,811	$—	$39	$51	$—	$27,408
Gross charge-offs	$1,144	$10,608	$1,753	$—	$—	$2	$—	$13,507

Total:
Risk rating:
Pass	$363,158	$901,663	$457,405	$141,728	$93,881	$230,784	$5,163	$2,193,782
Special Mention	990	30,695	22,685	5,054	6,832	15,899	1,647	83,802
Substandard	388	2,242	4,139	82	4,786	22,127	204	33,968
Doubtful	—	2,022	839	264	—	1,497	—	4,622
Total loans	$364,536	$936,622	$485,068	$147,128	$105,499	$270,307	$7,014	$2,316,174
Gross charge-offs	$1,144	$10,836	$3,003	$141	$19	$3,336	$—	$18,479

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
September 30, 2024
Commercial
Business	$691,716	$813	$2,379	$7,066	$10,258	$701,974	$8,639	$—	$3,388	$—
Real estate	647,036	18,002	—	—	18,002	665,038	—	—	—	—
Acquisition, development and construction	111,392	—	—	2,129	2,129	113,521	16,170	—	16,170	—
Total commercial	1,450,144	18,815	2,379	9,195	30,389	1,480,533	24,809	—	19,558	—
Residential real estate	651,768	1,330	395	3,113	4,838	656,606	3,388	—	906	—
Home equity lines of credit	12,307	—	—	49	49	12,356	172	—	—	—
Consumer	18,402	1,414	449	187	2,050	20,452	187	—	—	—
Total loans	$2,132,621	$21,559	$3,223	$12,544	$37,326	$2,169,947	$28,556	$—	$20,464	$—

December 31, 2023
Commercial
Business	$788,430	$4,728	$448	$3,494	$8,670	$797,100	$6,926	$—	$1,825	$—
Real estate	670,170	—	414	—	414	670,584	—	—	—	—
Acquisition, development and construction	134,004	—	—	—	—	134,004	754	—	754	—
Total commercial	1,592,604	4,728	862	3,494	9,084	1,601,688	7,680	—	2,579	—
Residential real estate	670,539	1,671	337	—	2,008	672,547	82	—	—	—
Home equity lines of credit	14,522	9	—	—	9	14,531	161	—	—	—
Consumer	24,494	1,792	778	344	2,914	27,408	344	—	—	—
Total loans	$2,302,159	$8,200	$1,977	$3,838	$14,015	$2,316,174	$8,267	$—	$2,579	$—

The increase in acquisition, development and construction loans in non-accrual status from December 31, 2023 was primarily the result of the addition of a single commercial multifamily loan that was put into non-accrual status during the three months ended June 30, 2024. The loan had a balance of $13.5 million as of September 30, 2024.

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

The Bank’s methodology for determining the ACL is based on the requirements of ASC 326. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of September 30, 2024, the Bank expects the markets in which it operates will experience economic improvements over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
September 30, 2024
Commercial
Business	$3,508	$2,016	$—	$213	$1,524	$7,261	$3,382
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	15,635	—	—	—	—	15,635	—
Total commercial	$19,143	$2,016	$—	$213	$1,524	$22,896	$3,382
Residential	1,889	—	—	—	—	1,889	5
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	187	—	—	—	187	47
Total	$21,032	$2,203	$—	$213	$1,524	$24,972	$3,434
Collateral value	$39,883	$2,994	$—	$84	$—	$42,961

December 31, 2023
Commercial
Business	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Residential	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	344	—	—	—	344	60
Total	$424	$2,621	$—	$452	$1,037	$4,534	$1,643
Collateral value	$301	$2,040	$—	$906	$320	$3,567

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at September 30, 2024 and December 31, 2023.

Management has identified a number of additional qualitative factors that it uses to supplement the estimated losses derived from the loss rate methodologies employed within the Current Expected Credit Losses model because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from the loss rate methodologies. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, quality of the loan review system, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment and other external factors.

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2024 and December 31, 2023, the liability for unfunded commitments related to loans held-for-investment was $1.4 million and $1.0 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or part of specific loans are uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084
Provision (release of allowance) for credit losses[1]	(743)	308	228	(207)	839	5	(511)	126
Charge-offs	(415)	—	—	(415)	—	—	(977)	(1,392)
Recoveries	—	3	—	3	—	1	677	681
ACL at September 30, 2024	$8,415	$2,783	$1,665	$12,863	$7,087	$91	$1,458	$21,499

(Dollars in thousands)
ALL at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses[1]	2,734	(166)	(9)	2,559	640	(9)	(939)	2,251
Charge-offs	(2,292)	—	—	(2,292)	—	—	(2,788)	(5,080)
Recoveries	42	18	—	60	35	3	2,106	2,204
ACL at September 30, 2024	$8,415	$2,783	$1,665	$12,863	$7,087	$91	$1,458	$21,499
1 Excludes the provision for unfunded commitments and the provision for credit losses related to available-for-sale debt securities.

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294
Provision (release of allowance) for credit losses[1]	1,584	183	343	2,110	(242)	(15)	(2,012)	(159)
Charge-offs	(4,028)	—	—	(4,028)	(359)	—	(3,677)	(8,064)
Recoveries	4	7	—	11	—	1	2,193	2,205
ALL balance at September 30, 2023	$8,868	$3,241	$2,050	$14,159	$6,567	$100	$3,450	$24,276

(Dollars in thousands)
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Provision (release of allowance) for credit losses[1]	3,770	363	698	4,831	(328)	(29)	(4,165)	309
Charge-offs	(4,297)	—	—	(4,297)	(381)	—	(11,933)	(16,611)
Recoveries	40	20	—	60	—	3	7,779	7,842
ACL balance at September 30, 2023	$8,868	$3,241	$2,050	$14,159	$6,567	$100	$3,450	$24,276
1 Excludes the provision for unfunded commitments and the provision for credit losses related to available-for-sale debt securities.

During the three and nine months ended September 30, 2024, there were charge offs totaling $1.4 million and $5.1 million, respectively. For the three months ended September 30, 2024, $1.0 million, or 71%, of charge offs were related to the subprime consumer automotive segment and $0.4 million, or 29%, was related to five commercial notes secured by business assets. During the three and nine months ended September 30, 2024, the provision related to unfunded commitments was $0.3 million and $0.5 million, respectively. During the three and nine months ended September 30, 2023, there was an inconsequential and a $0.1 million release of allowance related to unfunded commitments, respectively.

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

The following table summarize the amortized cost basis of loans that were modified as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Commercial
Business	$—	$—	$475	$—	$475	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	—	475	—	475	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$475	$—	$475	—%

Three Months Ended September 30, 2023
Commercial
Business	$—	$3,122	$—	$—	$3,122	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	3,122	—	—	3,122	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$3,122	$—	$—	$3,122	—%

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Nine Months Ended September 30, 2024
Commercial
Business	$—	$5,333	$475	$—	$5,808	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	5,333	475	—	5,808	—%
Residential	—		—	—	—	—%
Home equity lines of credit	—		—	—	—	—%
Consumer	—		—	—	—	—%
Total	$—	$5,333	$475	$—	$5,808	—%

Nine Months Ended September 30, 2023
Commercial
Business	$—	$7,681	$—	$—	$7,681	1%
Real estate	—	11,321	—	—	11,321	2%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	19,002	—	—	19,002	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$19,002	$—	$—	$19,002	1%

The above table presents the amortized cost basis of loans at September 30, 2024 that were experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified for borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. There are 16 loans to 15 borrowers that received payment delay modifications in the nine months ended September 30, 2024, and one loan received a term extension. These 17 total loans include 16 commercial loans with government guarantees totaling $5.6 million and one note secured by accounts receivable totaling $0.2 million.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Nine Months Ended September 30, 2024
Commercial
Business	$33	$1,412	$3,690	$5,135
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	33	1,412	3,690	5,135
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$33	$1,412	$3,690	$5,135

Nine Months Ended September 30, 2023
Commercial
Business	$—	$2,071	$—	$2,071
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	—	2,071	—	2,071
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,071	$—	$2,071

As of September 30, 2024, there are 12 modified loans past due, with an amortized cost basis of $5.1 million. This includes 11 commercial notes with government guarantees totaling $5.1 million secured by business assets. Seven notes totaling $4.1 million are considered non-accrual as of September 30, 2024. As of September 30, 2023, there was one modified loan past due, with an amortized cost basis of $2.1 million. This note is a commercial note with a government guarantee and is considered non-accrual as of September 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three Months Ended September 30, 2024
Commercial
Business	$—	$1,864	$—	$—	$1,864
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	1,864	—	—	1,864
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$1,864	$—	$—	$1,864

Three Months Ended September 30, 2023
Commercial
Business	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	—	—	—	—
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2024
Commercial
Business	$—	$2,275	$—	$—	$2,275
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,275	—	—	2,275
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,275	$—	$—	$2,275

Nine Months Ended September 30, 2023
Commercial
Business	$—	$2,071	$—	$—	$2,071
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,071	—	—	2,071
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,071	$—	$—	$2,071

As of September 30, 2024, there are three modified loans that have defaulted, with an amortized cost basis of $2.3 million. All three loans are commercial notes that have government guarantees and are considered non-accrual as of September 30, 2024. As of September 30, 2023, there is one commercial note with a government guarantee that was considered non-accrual as of September 30, 2023. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Land	$4,062	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	15,856	18,300
Software	6,775	7,140
Construction in progress	271	45
Leasehold improvements	2,836	2,836
	43,193	45,179
Accumulated depreciation	(24,355)	(24,251)
Premises and equipment, net	$18,838	$20,928

We lease certain premises and equipment under operating and finance leases. At September 30, 2024, we had lease liabilities totaling $12.9 million and right-of-use assets totaling $11.7 million, substantially all of which was related to operating leases. At September 30, 2024, the weighted-average remaining lease term for operating leases was 10.1 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

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

The following table presents lease costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amortization of right-of-use assets, finance leases	$—	$1	$1	$9
Operating lease cost	537	435	1,439	1,331
Short-term lease cost	—	—	—	8
Variable lease cost	—	6	—	26
Sublease income	(97)	(114)	(291)	(288)
Total lease cost	$440	$328	$1,149	$1,086

For operating leases with initial or remaining terms of one year or more as of September 30, 2024, the following table presents future minimum payments for the twelve month periods ended September 30:

(Dollars in thousands)	Operating Leases
2025	$1,728
2026	1,604
2027	1,625
2028	1,651
2029	1,502
2030 and thereafter	7,211
Total future minimum lease payments	$15,321
Less: Amounts representing interest	(2,413)
Present value of net future minimum lease payments	$12,908

Future minimum payments on finance leases were not material as of September 30, 2024.

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

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total revenues	$11,530	$9,943	$34,251	$31,588
Net income (loss)	724	(1,520)	1,419	(5,691)

Gain on loans sold	$6,961	$5,880	$20,532	$18,568
Gain (loss) on loans held-for-sale	665	(745)	1,060	(165)
Volume of loans sold	356,537	359,791	1,016,775	1,071,795
Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $23.8 million at September 30, 2024, is accounted for as an equity method investment. Our share of ICM's net income totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, while our share of ICM's net loss totaled $0.6 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the mortgage pipeline was $518.1 million and $439.0 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total revenues	$42,542	$28,672	$110,695	$104,005
Net income (loss)	1,339	(218)	$(3,012)	8,707

Gain on loans sold	$13,770	$3,985	$35,309	$11,915
Gain (loss) on loans held-for-sale	1,797	(4,735)	1,879	12,480
Volume of loans sold	463,811	381,486	1,082,435	979,692

Our ownership percentage of 37.5% of Warp Speed allows us to have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $51.9 million at September 30, 2024, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income and loss totaled $0.5 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, while our share of net loss and income totaled $0.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the mortgage pipeline was $530.8 million and $267.8 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and nine months ended September 30, 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have a direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$989,144	$1,197,272
NOW	615,236	538,444
Savings and money markets	542,227	571,299
Time deposits, including CDs and IRAs	855,041	594,461
Total deposits	$3,001,648	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,703	$3,150

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2025	$467,748
2026	116,782
2027	185,596
2028	54,534
2029	30,362
Thereafter	19
Total	$855,041

As of September 30, 2024 and December 31, 2023, overdrawn deposit accounts totaling $2.2 million and $3.8 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of September 30, 2024, the Bank's maximum borrowing capacity with the FHLB was $689.0 million and the remaining borrowing capacity was $675.9 million, with the difference being deposit letters of credit of $11.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.2 million.

Short-term borrowings

As of September 30, 2024 and December 31, 2023, the Bank had no short-term borrowings with the FHLB or Federal Reserve Bank and no federal funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at end of period	$—	$—
Average balance during the period	29	17,542
Maximum month-end balance	—	—
Weighted-average rate during the period	5.99%	5.07%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of September 30, 2024 and December 31, 2023, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of September 30, 2024 and December 31, 2023, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $4.9 million at both September 30, 2024 and December 31, 2023 and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at end of period	$4,755	$4,821
Average balance during the period	3,334	5,662
Maximum month-end balance	4,755	10,041
Weighted-average rate during the period	0.92%	0.02%
Weighted-average rate at end of period	2.37%	0.01%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at end of period	$73,725	$73,540
Average balance during the period	73,634	73,415
Maximum month-end balance	73,725	73,540
Weighted-average rate during the period	4.05%	4.38%
Weighted-average rate at end of period	4.01%	4.02%

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

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at end of period	$—	$6,786
Average balance during the period	3,146	9,007
Maximum month-end balance	6,794	9,768
Weighted-average rate during the period	11.21%	8.50%
Weighted-average rate at end of period	—%	8.76%

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of September 30, 2024 and 2023 for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest cost	$113	$113	339	339
Expected return on plan assets	(157)	(164)	(471)	(492)
Amortization of net actuarial loss	43	29	129	87
Net periodic benefit income	$(1)	$(22)	$(3)	$(66)
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and nine months ended September 30, 2024 and 2023.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.6 million as of September 30, 2024 and $1.4 million December 31, 2023, respectively. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay. As such, the $1.8 million obligation is scheduled to be paid in February 2025.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2024
Financial Assets:
Cash and cash equivalents	$610,911	$610,911	$610,911	$—	$—
Securities available-for-sale	374,828	374,828	—	348,456	26,372
Equity securities	41,760	41,760	4,273	—	37,486
Loans receivable, net	2,149,773	2,313,371	—	—	2,313,371
Servicing rights	1,510	1,510	—	—	1,510
Interest rate swaps	3,891	3,891	—	3,891	—
Accrued interest receivable	15,325	15,325	—	3,033	12,292
FHLB stock	2,031	2,031	—	2,031	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$3,001,648	$3,006,451	$—	$3,006,451	$—
Repurchase agreements	4,755	4,755	—	4,755	—
Interest rate swaps	3,891	3,891	—	3,891	—
Fair value hedge	6,617	6,617	—	6,617	—
Accrued interest payable	3,388	3,388	—	3,388	—
Subordinated debt	73,725	65,793	—	65,793	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$398,229	$398,229	$398,229	$—	$—
Securities available-for-sale	345,275	345,275	—	319,530	25,745
Equity securities	41,086	41,086	3,590	—	37,496
Loans held-for-sale	629	629	—	629	—
Loans receivable, net	2,295,470	2,230,279	—	—	2,230,279
Servicing rights	1,768	1,799	—	—	1,799
Interest rate swaps	6,249	6,249	—	6,249	—
Accrued interest receivable	15,267	15,267	—	2,836	12,431
FHLB stock	2,094	2,094	—	2,094	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,901,476	$2,587,246	$—	$2,587,246	$—
Repurchase agreements	4,821	4,821	—	4,821	—
Interest rate swaps	6,249	6,249	—	6,249	—
Fair value hedge	6,111	6,111	—	6,111	—
Accrued interest payable	2,385	2,385	—	2,385	—
Senior term loan	6,786	6,786	—	6,786	—
Subordinated debt	73,540	57,234	—	57,234	—

Note 10 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time of our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K. Valuation techniques for the assets and liabilities described below are consistent with techniques used in prior periods.

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

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost.

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

Embedded derivatives – Accounted for and recorded separately from the underlying contract as a derivative at fair value on a recurring basis. Fair values are determined using the Monte Carlo model valuation technique. The valuation methodology utilized includes significant unobservable inputs.

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	September 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$41,637	$—	$41,637
United States sponsored mortgage-backed securities	—	107,278	—	107,278
United States treasury securities	—	103,241	—	103,241
Municipal securities	—	87,100	18,872	105,972
Corporate debt securities	—	8,451	—	8,451
Other securities	—	749	—	749
Equity securities	4,273	—	—	4,273
Interest rate swaps	—	3,891	—	3,891
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	3,891	—	3,891
Fair value hedge	—	6,617	—	6,617

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,408	$—	$38,408
United States sponsored mortgage-backed securities	—	82,382	—	82,382
United States treasury securities	—	100,356	—	100,356
Municipal securities	—	88,662	18,245	106,907
Corporate debt securities	—	8,942	—	8,942
Other securities	—	780	—	780
Equity securities	3,590	—	—	3,590
Loans held-for-sale	—	629	—	629
Interest rate swaps	—	6,249	—	6,249
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	6,249	—	6,249
Fair value hedge	—	6,111	—	6,111

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at June 30, 2024	$17,929	$648	$18,577
Maturities/calls	(72)	—	(72)
Unrealized gain included in other comprehensive income (loss)	1,015	—	1,015
Balance at September 30, 2024	$18,872	$648	$19,520

Balance at December 31, 2023	$18,245	$648	$18,893
Realized and unrealized income included in earnings	5	—	5
Maturities/calls	(297)	—	(297)
Unrealized gain included in other comprehensive income (loss)	919	—	919
Balance at September 30, 2024	$18,872	$648	$19,520

Balance at Balance at June 30, 2023	$34,418	$648	$35,066
Realized and unrealized gains included in earnings	45	—	45
Purchase of securities	250	—	250
Maturities/calls	(17,389)	—	(17,389)
Unrealized loss included in other comprehensive income (loss)	(184)	—	(184)
Balance at September 30, 2023	$17,140	$648	$17,788

Balance at December 31, 2022	$35,343	$787	$36,130
Realized loss included in earnings	46	(139)	(93)
Purchase of securities	250	—	250
Maturities/calls	(18,156)	—	(18,156)
Unrealized loss included in other comprehensive income (loss)	(343)	—	(343)
Balance at September 30, 2023	$17,140	$648	$17,788

Assets Measured on a Nonrecurring Basis

From time to time, we may be required to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2024 and 2023 include certain acquired foreclosed assets which, upon acquisition, were measured at fair market value. Subsequent to their initial recognition, the foreclosed assets were remeasured at fair value through a write-down included in other noninterest expense.

Collateral-dependent loans – Certain loans receivable are evaluated individually for credit loss when the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of collateral. Estimated credit losses are based on the fair value of the collateral, adjusted for costs to sell. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of collateral-dependent real estate related loans, we obtain an external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.
Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, we obtain an external appraisal.

The following table presents the fair value of these assets as of the periods shown:

	September 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$21,537	$21,537
Other real estate owned	—	—	825	825

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$2,891	$2,891
Other real estate owned	—	—	825	825

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2024
Nonrecurring measurements:
Collateral-dependent loans	$21,537	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,872	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$2,891	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,245	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

3 Municipal securities classified as Level III instruments are comprised of TIF bonds related to certain local municipal securities.
4 Fair value is determined through independent analysis of liquidity, rating, yield and duration.
5 Appraisals may be adjusted for qualitative factors, such as local economic conditions, liquidity, marketability and legal structure.

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

In 2023, we entered into five fixed portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps are designated to hedge a closed portfolio of fixed rate mortgages and one of the interest rate swaps is designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

We designated the fair value swaps under the portfolio layer method. The total notional amount of the five swaps was $429.3 million as of September 30, 2024, one of which is amortizing and included a $20.7 million amortization adjustment to the notional amount at September 30, 2024. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value, with changes in fair value recognized in interest income. The carrying values of the fair value swaps are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate mortgages	Loans receivable	$469,103	$379,315	$4,422	$491,018	$390,297	$4,055
Fixed rate bonds	Investment securities available-for-sale	$59,436	$50,000	$1,736	$59,270	$50,000	$1,570
Total hedged assets		$528,539	$429,315	$6,158	$550,288	$440,297	$5,625

In October 2024, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge had a notional amount of $250.0 million and was in a liability position with a fair value of $2.8 million as of September 30, 2024. As part of the discontinuance, we incurred a $1.7 million fee that will be amortized over the life of the related loans.

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

The following tables summarize outstanding financial derivative instruments as of September 30, 2024 and December 31, 2023:

		September 30, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$429,315	$(6,617)	$(506)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	138,442	3,891	3,891
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	138,442	(3,891)	(3,891)

Total derivatives		$706,199	$(6,617)	$(506)

		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$440,297	$(6,111)	$(6,111)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,494	6,249	6,249
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,494	(6,249)	(6,249)

Total derivatives		$693,285	$(6,111)	$(6,111)

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at September 30, 2024 and December 31, 2023, with no gain or loss for the nine months ended September 30, 2024 and a loss of $0.1 million for the nine months ended September 30, 2023.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2024	2023	2024	2023
Numerator for earnings per share:
Net income from continuing operations	$2,156	$3,872	$10,807	$14,308
Net (income) loss attributable to noncontrolling interest	(76)	(5)	(156)	231
Net income available to common shareholders from continuing operations	2,080	3,867	10,651	14,539
Net income from discontinued operations available to common shareholders	—	—	—	8,782
Net income available to common shareholders	$2,080	$3,867	$10,651	$23,321

Denominator:
Weighted-average shares outstanding - basic	12,927,962	12,722,010	12,874,311	12,678,708
Effect of dilutive instruments	241,049	394,619	246,934	334,126
Weighted-average shares outstanding - diluted	13,169,011	13,116,629	13,121,245	13,012,834

Earnings per share from continuing operations - basic	$0.16	$0.30	$0.83	$1.15
Earnings per share from discontinued operations - basic	$—	$—	$—	$0.69
Earnings per common share - basic	$0.16	$0.30	$0.83	$1.84
Earnings per share from continuing operations - diluted	$0.16	$0.29	$0.81	$1.12
Earnings per share from discontinued operations - diluted	$—	$—	$—	$0.67
Earnings per share common share - diluted	$0.16	$0.29	$0.81	$1.79

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	125,826	228,243	136,838	250,893

Note 13 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$—	$—	$658	$(1,536)	Gain (loss) on sale of available-for-sale securities
Income tax effect	—	—	(158)	369	Income taxes
Realized gain (loss) recognized in income, net of tax	—	—	500	(1,167)
Defined benefit pension plan items
Amortization of net actuarial loss	(43)	$(29)	$(129)	$(87)	Salaries and employee benefits
Income tax effect	10	7	30	21	Income taxes
Defined benefit pension plan items, net of tax	(33)	(22)	(99)	(66)
Investment hedge
Carrying value adjustment	—	—	—	289	Interest on investment securities
Income tax effect	—	—	—	(69)	Income taxes
Investment hedge, net of tax	—	—	—	220

Total reclassifications	$(33)	$(22)	$401	$(1,013)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)
Other comprehensive income (loss) before reclassification	6,271	(377)	—	5,894
Amounts reclassified from accumulated other comprehensive income (loss)	—	33	—	33
Net current period other comprehensive income (loss)	6,271	(344)	—	5,927
Balance at September 30, 2024	$(19,905)	$(2,588)	$34	$(22,459)

Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	6,466	307	—	6,773
Amounts reclassified from accumulated other comprehensive income (loss)	(500)	99	—	(401)
Net current period other comprehensive income (loss)	5,966	406	—	6,372
Balance at September 30, 2024	$(19,905)	$(2,588)	$34	$(22,459)

Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)
Other comprehensive income (loss) before reclassification	(5,885)	76	—	(5,809)
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	—	22
Net current period other comprehensive income (loss)	(5,885)	98	—	(5,787)
Balance at September 30, 2023	$(37,559)	$(2,726)	$34	$(40,251)

Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	(3,897)	337	—	(3,560)
Amounts reclassified from accumulated other comprehensive income (loss)	1,167	66	(220)	1,013
Net current period other comprehensive income (loss)	(2,730)	403	(220)	(2,547)
Balance at September 30, 2023	$(37,559)	$(2,726)	$34	$(40,251)

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended September 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,539	$103	$2	$—	$(17)	$46,627
Interest expense	19,234	—	808	17	(17)	20,042
Net interest income (expense)	27,305	103	(806)	(17)	—	26,585
Provision for credit losses	459	—	500	—	—	959
Net interest income (expense) after provision for credit losses	26,846	103	(1,306)	(17)	—	25,626

Noninterest income	4,574	768	2,956	2,332	(3,973)	6,657

Noninterest Expenses:
Salaries and employee benefits	10,075	—	4,528	2,119	—	16,722
Other expenses	13,164	4	2,240	1,328	(3,973)	12,763
Total noninterest expenses	23,239	4	6,768	3,447	(3,973)	29,485

Income (loss), before income taxes	8,181	867	(5,118)	(1,132)	—	2,798
Income taxes	1,774	204	(1,063)	(273)	—	642
Net income (loss), before noncontrolling interest	6,407	663	(4,055)	(859)	—	2,156
Net income attributable to noncontrolling interest	—	—	—	(76)	—	(76)
Net income (loss) available to common shareholders	$6,407	$663	$(4,055)	$(935)	$—	$2,080

Capital expenditures for the three months ended September 30, 2024	$91	$—	$81	$137	$—	$309
Total assets as of September 30, 2024	$3,363,051	$86,253	$349,816	$18,303	$(398,667)	$3,418,756
Total assets as of December 31, 2023	$3,255,369	$83,909	$345,314	$17,728	$(388,438)	$3,313,882
Goodwill as of September 30, 2024	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2023	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended September 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$48,268	$103	$2	$—	$(48)	$48,325
Interest expense	17,454	—	1,000	54	(48)	18,460
Net interest income (expense)	30,814	103	(998)	(54)	—	29,865
Release of allowance for credit losses	(159)	—	—		—	(159)
Net interest income (expense) after release of allowance for credit losses	30,973	103	(998)	(54)	—	30,024

Noninterest income	4,980	(742)	2,576	3,099	(4,122)	5,791

Noninterest Expenses:
Salaries and employee benefits	9,787	—	4,129	2,100	—	16,016
Other expenses	14,701	13	1,992	2,125	(4,122)	14,709
Total noninterest expenses	24,488	13	6,121	4,225	(4,122)	30,725

Income (loss), before income taxes	11,465	(652)	(4,543)	(1,180)	—	5,090
Income taxes	2,628	(153)	(978)	(279)	—	1,218
Net income (loss), before noncontrolling interest	8,837	(499)	(3,565)	(901)	—	3,872
Net loss attributable to noncontrolling interest	—	—	—	(5)	—	(5)
Net income (loss) available to common shareholders	$8,837	$(499)	$(3,565)	$(906)	$—	$3,867

Capital expenditures for the three months ended September 30, 2023	$163	$—	$17	$48	$—	$228

Nine Months Ended September 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$142,519	$309	$7	$—	$(51)	$142,784
Interest expense	55,796	—	2,689	56	(51)	58,490
Net interest income (expense)	86,723	309	(2,682)	(56)	—	84,294
Provision for credit losses	2,710	—	500	—	—	3,210
Net interest income (expense) after provision for credit losses	84,013	309	(3,182)	(56)	—	81,084

Noninterest income	16,993	124	7,990	8,724	(12,198)	21,633

Noninterest Expenses:
Salaries and employee benefits	29,257	—	13,679	6,224	—	49,160
Other expenses	40,242	4	6,161	5,237	(12,198)	39,446
Total noninterest expenses	69,499	4	19,840	11,461	(12,198)	88,606

Income (loss), before income taxes	31,507	429	(15,032)	(2,793)	—	14,111
Income taxes	7,090	120	(3,236)	(670)	—	3,304
Net income (loss), before noncontrolling interest	24,417	309	(11,796)	(2,123)	—	10,807
Net income attributable to noncontrolling interest	—	—	—	(156)	—	(156)
Net income (loss) available to common shareholders	$24,417	$309	$(11,796)	$(2,279)	$—	$10,651

Capital expenditures for the nine months ended September 30, 2024	$902	$—	$189	$395	$—	$1,486

Nine Months Ended September 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$139,859	$313	$38	$—	$(91)	$140,119
Interest expense	44,934	—	2,992	108	(91)	47,943
Net interest income (expense)	94,925	313	(2,954)	(108)	—	92,176
Provision for credit losses	182	—	—	—	—	182
Net interest income (expense) after provision for credit losses	94,743	313	(2,954)	(108)	—	91,994

Noninterest income	12,111	(56)	8,102	5,934	(10,814)	15,277

Noninterest Expenses:
Salaries and employee benefits	27,891	7	13,702	6,908	—	48,508
Other expenses	39,903	65	6,072	5,590	(10,814)	40,816
Total noninterest expenses	67,794	72	19,774	12,498	(10,814)	89,324

Income (loss), before income taxes	39,060	185	(14,626)	(6,672)	—	17,947
Income taxes	8,380	(14)	(3,127)	(1,600)	—	3,639
Net income (loss) from continuing operations	30,680	199	(11,499)	(5,072)	—	14,308
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss) before noncontrolling interest	30,680	199	(11,499)	3,710	—	23,090
Net loss attributable to noncontrolling interest	—	—	—	231	—	231
Net income (loss) available to common shareholders	$30,680	$199	$(11,499)	$3,941	$—	$23,321

Capital expenditures for the nine months ended September 30, 2023	$655	$—	$17	$769	$—	$1,441

Note 15 – Acquisition & Divestiture Activity

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures in June 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments, which commenced June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale. During the three and nine months ended September 30, 2024, we have paid $1.0 million and $3.3 million in fees related to this contract, respectively.

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current high interest rate environment, a slowing economy and multiple high-profile bank failures that occurred during the first half of 2023. Interest rates have remained at an elevated level through September 30, 2024, although the Federal Reserve did reduce its key interest rate to a range of 4.75% to 5.00% in September 2024. Lower loan balances are the result of slower market demand, the impact of loan amortization and payoffs and slower loan growth based on overall market conditions and portfolio management. We initiated the process of winding down our digital asset program account relationships, while maintaining operating accounts, during the second quarter of 2024. This decision was prompted by changing market conditions and profitability challenges that contributed to an unfavorable risk/reward dynamic. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Current Market Conditions

There continues to be a focus on liquidity after the bank failures that occurred during the first half of 2023, when certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could have a material adverse effect on our business. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return trade-off. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds. As of September 30, 2024 and December 31, 2023, our liquid assets totaled $645.0 million and $504.3 million, respectively, which we believe would enable us to meet our cash obligations as they come due.

Financial Results

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

During the three months ended September 30, 2024, net interest income decreased $3.3 million, noninterest income increased $0.9 million and noninterest expenses decreased by $1.2 million compared to the three months ended September 30, 2023. Our tax-equivalent yield on earning assets in the three months ended September 30, 2024 was 6.32% compared to 6.29% in the three months ended September 30, 2023. Loans receivable decreased by $35.5 million to $2.17 billion during the three months ended September 30, 2024. Our overall cost of interest-bearing liabilities was 4.04% in the three months ended September 30, 2024 compared to 3.58% in the three months ended September 30, 2023. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.61% in the three months ended September 30, 2024, compared to 3.90% in the three months ended September 30, 2023.

Our net income for the three months ended September 30, 2024 was $2.1 million compared to $3.9 million in the three months ended September 30, 2023. Earnings for the three months ended September 30, 2024 equated to a return on average assets of 0.3% and a return on average equity of 2.8%, compared to the three months ended September 30, 2023 results of 0.5% and 5.8%, respectively. Basic and diluted earnings per share were $0.16 for the three months ended September 30, 2024, compared to $0.30 and $0.29, respectively, for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

During the nine months ended September 30, 2024, net interest income decreased $7.9 million, noninterest income increased $6.4 million and noninterest expenses decreased by $0.7 million compared to the nine months ended September 30, 2023. Our yield on tax-equivalent earning assets in the nine months ended September 30, 2024 was 6.31% compared to 6.10% in the nine months ended September 30, 2023. Loans receivable decreased by $146.3 million to $2.17 billion during the nine months ended September 30, 2024. Our overall cost of interest-bearing liabilities was 4.14% in the nine months ended September 30, 2024 compared to 3.30% in the nine months ended September 30, 2023. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.73% in the nine months ended September 30, 2024, compared to 4.03% in the nine months ended September 30, 2023.

Our net income for the nine months ended September 30, 2024 was $10.7 million compared to $23.3 million in the nine months ended September 30, 2023, largely the result of an $11.8 million pre-tax gain related to the sale of the Bank’s wholly-owned subsidiary, Chartwell. Earnings for the nine months ended September 30, 2024 equated to a return on average assets of 0.4% and a return on average equity of 4.9%, compared to the nine months ended September 30, 2023 results of 0.9% and 11.4%, respectively. Basic and diluted earnings per share were $0.83 and $0.81, respectively, for the nine months ended September 30, 2024, compared to $1.84 and $1.79, respectively, for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$400,330	$5,218	5.19%	$483,158	$6404	5.26%
Investment securities:
Taxable	258,151	1,846	2.84	206,340	1,056	2.03
Tax-exempt [1]	104,769	867	3.29	107,490	1,016	3.75
Loans and loans held-for-sale: [2]
Commercial	1,553,666	31,136	7.97	1,593,875	31,348	7.80
Tax exempt [1]	3,129	34	4.32	3,678	40	4.31
Real estate	558,691	6,446	4.59	573,579	6,351	4.39
Consumer	68,337	1,269	7.39	95,032	2,331	9.73
Total loans	2,183,823	38,885	7.08	2,266,164	40,070	7.02
Total earning assets	2,947,073	46,816	6.32	3,063,152	48,546	6.29
Less: Allowance for credit losses	(22,043)			(29,693)
Cash and due from banks	4,638			6,686
Other assets	284,640			281,504
Total assets	$3,214,308			$3,321,649

Liabilities
Deposits:
NOW	$534,494	$4,422	3.29%	$674,745	$4,970	2.92%
Money market checking	434,174	3,378	3.10	537,592	3,294	2.43
Savings	116,861	883	3.01	72,206	438	2.41
IRAs	8,164	91	4.43	6,788	56	3.27
CDs	800,986	10,440	5.19	664,281	8,702	5.20
Repurchase agreements and federal funds sold	3,589	19	2.11	4,911	—	—
FHLB and other borrowings	44	—	—	278	—	—
Senior term loan [3]	—	—	—	8,751	191	8.66
Subordinated debt	73,702	809	4.37	73,446	809	4.37
Total interest-bearing liabilities	1,972,014	20,042	4.04	2,042,998	18,460	3.58
Noninterest-bearing demand deposits	910,787			975,164
Other liabilities	37,591			38,021
Total liabilities	2,920,392			3,056,183

Stockholders’ equity
Common stock	13,776			13,570
Paid-in capital	163,189			159,050
Treasury stock	(16,741)			(16,741)
Retained earnings	160,694			146,504
Accumulated other comprehensive loss	(27,069)			(36,865)
Total stockholders’ equity	293,849			265,518
Noncontrolling interest	67			(52)
Total stockholders’ equity attributable to parent	293,916			265,466
Total liabilities and stockholders’ equity	$3,214,308			$3,321,649

Net interest spread (tax-equivalent)			2.28%			2.71%
Net interest income and margin (tax-equivalent) [1]		$26,774	3.61%		$30,086	3.90%
Less: Tax-equivalent adjustments		$(189)			$(221)
Net interest spread			2.25%			2.68%
Net interest income and margin		$26,585	3.59%		$29,865	3.87%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended September 30, 2024 and 2023, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$443,475	$17,624	5.31%	$405,012	$15,099	4.98%
Investment securities:
Taxable	252,423	5,494	2.91	221,089	4,133	2.50
Tax-exempt [1]	104,622	2,436	3.11	122,818	3,471	3.78
Loans and loans held-for-sale: [2]
Commercial	1,592,295	94,112	7.89	1,616,510	90,413	7.48
Tax exempt [1]	3,254	106	4.35	3,813	125	4.38
Real estate	565,923	19,450	4.59	596,070	18,343	4.11
Consumer	73,039	4,095	7.49	120,075	9,290	10.34
Total loans	2,234,511	117,763	7.04	2,336,468	118,171	6.76
Total earning assets	3,035,031	143,317	6.31	3,085,387	140,874	6.10
Less: Allowance for loan losses	(22,298)			(31,656)
Cash and due from banks	4,856			4,252
Other assets	308,351			303,233
Total assets	$3,325,940			$3,361,216

Liabilities
Deposits:
NOW	$518,595	$13,490	3.47%	$717,527	$14,448	2.69%
Money market checking	414,453	10,474	3.38	455,463	6,661	1.96
Savings	130,848	3,468	3.54	79,187	1,430	2.41
IRAs	7,958	246	4.13	6,448	128	2.65
CDs	735,883	28,097	5.10	572,078	21,396	5.00
Repurchase agreements and federal funds sold	3,334	23	0.92	5,974	—	—
FHLB and other borrowings	29	2	5.99	23,449	888	5.06
Senior term loan [3]	3,146	264	11.21	9,285	583	8.39
Subordinated debt	73,634	2,426	4.40	73,383	2,409	4.39
Total interest-bearing liabilities	1,887,880	58,490	4.14	1,942,794	47,943	3.30
Noninterest-bearing demand deposits	1,109,089			1,107,712
Other liabilities	38,566			37,987
Total liabilities	3,035,535			3,088,493

Stockholders’ equity
Common stock	13,722			13,525
Paid-in capital	162,416			157,034
Treasury stock	(16,741)			(16,741)
Retained earnings	161,113			153,769
Accumulated other comprehensive loss	(29,965)			(34,980)
Total stockholders’ equity	290,545			272,607
Noncontrolling interest	(140)			116
Total stockholders’ equity attributable to parent	290,405			272,723
Total liabilities and stockholders’ equity	$3,325,940			$3,361,216

Net interest spread (tax-equivalent)			2.17%			2.80%
Net interest income and margin (tax-equivalent) [1]		$84,827	3.73%		$92,931	4.03%
Less: Tax-equivalent adjustments		$(533)			$(755)
Net interest spread			2.14%			2.77%
Net interest income and margin		$84,294	3.71%		$92,176	3.99%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the nine months ended September 30, 2024 and 2023, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net interest margin - U.S. GAAP basis
Net interest income	$26,585	$29,865	$84,294	$92,176
Average interest-earning assets	2,947,073	3,063,152	3,035,031	3,085,387
Net interest margin	3.59%	3.87%	3.71%	3.99%

Net interest margin - non-U.S. GAAP basis
Net interest income	$26,585	$29,865	$84,294	$92,176
Impact of fully tax-equivalent adjustment	189	221	533	755
Net interest income on a fully tax-equivalent basis	$26,774	$30,086	$84,827	$92,931
Average interest-earning assets	$2,947,073	$3,063,152	$3,035,031	$3,085,387
Net interest margin on a fully tax-equivalent basis	3.61%	3.90%	3.73%	4.03%

Key Metrics

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Book value per common share	$23.44	$21.33	$23.44	$21.33
Tangible book value per common share [1]	$23.20	$21.08	$23.20	$21.08
Efficiency ratio 1 2	88.7%	86.2%	83.6%	75.4%
Overhead ratio 1 3 4	3.7%	3.7%	3.6%	3.5%
Net loan charge-offs to total loans 3 5	0.1%	1.0%	0.2%	0.5%
Allowance for credit losses to total loans [6]	0.99%	1.07%	0.99%	1.07%
Nonperforming loans	$28,556	$10,593	$28,556	$10,593
Nonperforming loans to total loans	1.3%	0.5%	1.3%	0.5%
Equity to assets	8.9%	7.9%	8.9%	7.9%
Community Bank Leverage Ratio	10.9%	10.4%	10.9%	10.4%
1 Non-U.S. GAAP metric
2 Noninterest expense as a percentage of net interest income and noninterest income
3 Annualized for the quarterly periods presented
4 Noninterest expense as a percentage of average assets
5 Charge-offs less recoveries
6 Excludes loans held-for-sale

Tangible book value (“TBV”) per common share was $23.20 and $21.08 as of September 30, 2024 and September 30, 2023, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of September 30,
(Dollars in thousands, except per share data)	2024	2023
Goodwill	$2,838	$2,838
Intangibles	285	375
Total intangibles	$3,123	$3,213

Total equity attributable to parent	$303,086	$271,416
Less: Total intangibles	(3,123)	(3,213)
Tangible common equity	$299,963	$268,203

Tangible common equity	$299,963	$268,203
Common shares outstanding (000s)	12,928	12,726
Tangible book value per common share	$23.20	$21.08

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

In September 2024, the Federal Reserve lowered its key interest rate from a range of 5.25% to 5.5% as of December 31, 2023 to a range of 4.75% to 5.00% as of September 30, 2024. We continually analyze methods to deploy assets into an earning asset mix to generate a stronger net interest margin.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Net interest margin on a tax-equivalent basis was 3.61% for the three months ended September 30, 2024 compared to 3.90% for the three months ended September 30, 2023. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by investment yields. Tax-equivalent net interest spread was 2.28% for the three months ended September 30, 2024 compared to 2.71% for the three months ended September 30, 2023. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 133 basis points in the three months ended September 30, 2024 compared to 119 basis points in the three months ended September 30, 2023 driven by the increase in interest expense and the decline in average assets.

During the three months ended September 30, 2024, net interest income decreased by $3.3 million, or 11.0%, to $26.6 million from $29.9 million during the three months ended September 30, 2023. Average total earning assets were $2.95 billion in the three months ended September 30, 2024 compared to $3.06 billion in the three months ended September 30, 2023. Total interest income decreased by $1.7 million, or 3.5%, to $46.6 million in the three months ended September 30, 2024 from $48.3 million in the three months ended September 30, 2023 driven by a decrease in total earning assets, including interest bearing deposits with other banks. Average total loans decreased to $2.18 billion in the three months ended September 30, 2024 from $2.27 billion in the three months ended September 30, 2023, primarily as the result of a $40.2 million decrease in average commercial loans and an $26.7 million decrease in average consumer loans. The yield on total loans increased six basis points.

Average investment securities increased $49.1 million as the result of a $51.8 million increase in taxable investments, partially offset by a $2.7 million decrease in tax-exempt investments during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The yield on tax-exempt securities decreased 46 basis points, and the taxable securities yield increased 81 basis points.

Average interest-bearing liabilities decreased by $71.0 million for the three months ended September 30, 2024 from the three months ended September 30, 2023. The decrease was primarily the result of average balance decreases of $140.3 million in NOW accounts and $103.4 million in money market checking deposits, partially offset by an increase of $136.7 million in certificates of deposit.

Average interest-bearing deposits were $1.89 billion for the three months ended September 30, 2024 and $1.96 billion for the three months ended September 30, 2023.Total interest expense increased by $1.6 million, primarily driven by increases in interest rates. The cost of interest-bearing liabilities increased to 4.04% in the three months ended September 30, 2024 from 3.58% in the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Net interest margin on a tax-equivalent basis was 3.73% for the nine months ended September 30, 2024 compared to 4.03% for the nine months ended September 30, 2023. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by loan yields. Tax-equivalent net interest spread was 2.17% for the nine months ended September 30, 2024 compared to 2.80% for the nine months ended September 30, 2023. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 156 basis points in the nine months ended September 30, 2024 compared to 123 basis points in the nine months ended September 30, 2023. This difference was driven by the increase in interest expense and the decline in average assets.

During the nine months ended September 30, 2024, net interest income decreased by $7.9 million, or 8.6%, to $84.3 million from $92.2 million during the nine months ended September 30, 2023. This decrease is largely due to an increase in cost of funds, partially offset by higher yields on earning assets. Average total earning assets were $3.04 billion in the nine months ended September 30, 2024 compared to $3.09 billion in the nine months ended September 30, 2023. Total interest income increased by $2.7 million, or 1.9%, to $142.8 million in the nine months ended September 30, 2024 from $140.1 million in the nine months ended September 30, 2023 driven by higher yields from new loan production at favorable interest rates. Average total loans decreased to $2.23 billion in the nine months ended September 30, 2024 from $2.34 billion in the nine months ended September 30, 2023, primarily as the result of a $47.0 million decrease in average consumer loans, a $30.1 million decrease in average real estate loans and a $24.2 million decrease in average commercial loans. The yield on total loans increased 28 basis points.

Average investment securities increased $13.1 million as the result of a $31.3 million increase in taxable investments, partially offset by an $18.2 million decrease in tax-exempt investments during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The yield on tax-exempt securities decreased 67 basis points, and the taxable securities yield increased 41 basis points.

Average interest-bearing liabilities decreased by $54.9 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023. The decrease was primarily the result of average balance decreases of $198.9 million in negotiable order of withdrawal accounts, $41.0 million in money market checking accounts and $23.4 million in FHLB and other borrowings, partially offset by $163.8 million in certificates of deposit and $51.7 million in saving accounts.

Average interest-bearing deposits were $1.81 billion for the nine months ended September 30, 2024 and $1.83 billion for the nine months ended September 30, 2023. Total interest expense increased by $10.5 million, primarily driven by increases in interest rates. The cost of interest-bearing liabilities increased to 4.14% in the nine months ended September 30, 2024 from 3.30% in the nine months ended September 30, 2023.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Credit loss provisions were $1.0 million for the three months ended September 30, 2024, while there was a release of allowance for credit losses of $0.2 million for the three months ended September 30, 2023, respectively. The increase in credit loss provisions is the result of an increase in the required reserve calculated by the pooled loan analysis, which was partially offset by lower calculated reserves of the individually analyzed loans.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Total loans decreased $35.5 million during the three months ended September 30, 2024, compared to a decrease of $42.0 million in the three months ended September 30, 2023. The decline in loan balances compared to the prior quarters primarily reflects the amortization of the loan portfolio and the Bank’s purposeful effort to improve the overall strength of the loan portfolio through selective originations. The commercial loan portfolio decreased by $34.0 million during the three months ended September 30, 2024, as compared to an increase of $5.1 million in the three months ended September 30, 2023, while the residential mortgage loan portfolio increased by $0.6 million during the three months ended September 30, 2024, as compared to a $23.8 million decrease during the three months ended September 30, 2023. Additionally, our consumer loan portfolio decreased by $2.3 million during the three months ended September 30, 2024, while it decreased by $21.4 million in the three months ended September 30, 2023. Net charge-offs totaled $0.7 million and $5.9 million during the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Total loans decreased $146.3 million during the nine months ended September 30, 2024 versus a decrease of $102.2 million in the nine months ended September 30, 2023. The commercial loan portfolio decreased by $121.2 million during the nine months ended September 30, 2024, as compared to a decrease of $37.8 million in the nine months ended September 30, 2023, while the residential mortgage loan portfolio decreased by $15.9 million during the nine months ended September 30, 2024, while increasing by $40.8 million in the nine months ended September 30, 2023. Additionally, our consumer loan portfolio decreased by $7.0 million during the nine months ended September 30, 2024, while it decreased by $101.2 million in the nine months ended September 30, 2023. In addition, net charge-offs during the nine months ended September 30, 2024 totaled $2.9 million compared to net charge-offs of $8.8 million in the nine months ended September 30, 2023.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Noninterest income for the three months ended September 30, 2024 and 2023 totaled $6.7 million and $5.8 million, respectively. The increase in noninterest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily the result of equity method investment income from our mortgage segment of $0.7 million, as compared to a loss of $0.8 million in the prior year period, and an increase of $1.0 million in payment card and service charge income. These increases were partially offset by a decline in other operating income of $1.6 million.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Noninterest income for the nine months ended September 30, 2024 and 2023 totaled $21.6 million and $15.3 million, respectively. The increase in noninterest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily the result of a $2.5 million increase in payment card and service charge income and a $0.7 million gain on sale of available-for-sale securities, compared to a $1.5 million loss during the prior year period. There were also losses of $1.0 million on divestiture activity and $1.0 million on the sale of loans for the nine months ended September 30, 2023, without corresponding losses in the current period. These increases were partially offset by a decline in other operating income of $1.5 million.

Noninterest Expense

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Noninterest expense was $29.5 million and $30.7 million in the three months ended September 30, 2024 and 2023, respectively. The decline from the prior period primarily reflects declines of $1.0 million in professional fees and $0.9 million in other operating expenses, partially offset by an increase in salaries and employee benefits of $0.7 million. Approximately 56.7% and 52.1% of noninterest expense for the three months ended September 30, 2024 and 2023, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Noninterest expense was $88.6 million and $89.3 million in the nine months ended September 30, 2024 and 2023, respectively. The decline from the prior year period primarily reflects declines of $3.2 million in other operating expenses, $0.8 million in equipment depreciation and maintenance and $0.7 million in travel, entertainment, dues and subscriptions. These declines were partially offset by an increase in professional fees of $3.0 million, incurred to enhance our risk management and compliance-related infrastructure, and an increase in salaries and employee benefits of $0.7 million. Approximately 55.5% and 54.3% of noninterest expense for the nine months ended September 30, 2024 and 2023, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Our return on average assets was 0.3% for the three months ended September 30, 2024, compared to 0.5% for the three months ended September 30, 2023. The decreased return in the three months ended September 30, 2024 is the result of a $1.8 million decrease in earnings, while average total assets decreased by $107.3 million, mainly as the result of a $82.8 million decrease in average interest-bearing balances with banks, a $40.2 million decrease in average commercial loans and a $26.7 million decrease in average consumer loans.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Our return on average assets was 0.4% for the nine months ended September 30, 2024, compared to 0.9% for the nine months ended September 30, 2023. The decreased return for the nine months ended September 30, 2024 is the result of a $12.7 million decrease in earnings, while average total assets decreased by $35.3 million, mainly the result of a $47.0 million decrease in average consumer loans, a $30.1 million decrease in average real estate loans and a $24.2 million decrease in average commercial loans, offset by a $38.5 million increase in average interest-bearing deposits with banks.

Equity

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Our return on average stockholders’ equity was 2.8% for the three months ended September 30, 2024, compared to 5.8% for the three months ended September 30, 2023. The decreased return in the three months ended September 30, 2024 is a result of a $1.8 million decrease in earnings, while average equity increased by $28.4 million.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Our return on average stockholders’ equity was 4.9% for the nine months ended September 30, 2024, compared to 11.4% for the nine months ended September 30, 2023. The decreased return for the nine months ended September 30, 2024 is a result of a $12.7 million decrease in earnings, while average equity increased by $17.7 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $610.9 million at September 30, 2024, compared to $398.2 million at December 31, 2023. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $416.6 million at September 30, 2024, compared to $386.4 million at December 31, 2023. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Available-for-sale securities:
United States government agency securities	$41,637	$38,408
United States sponsored mortgage-backed securities	107,278	82,382
United States treasury securities	103,241	100,356
Municipal securities	105,972	106,907
Corporate debt securities	8,451	8,942
Other debt securities	7,500	7,500
Other securities	749	780
Investment securities available-for-sale	$374,828	$345,275

Equity securities	$41,760	$41,086

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

Loans

Our loan portfolio totaled $2.17 billion as of September 30, 2024 and $2.32 billion as of December 31, 2023. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2024 and December 31, 2023, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% of our total loan portfolio as of September 30, 2024.

Allowance for Credit Losses

The ACL was $21.5 million, or 0.99% of loans receivable, at September 30, 2024, compared to $22.1 million, or 0.95% of loans receivable, at December 31, 2023. Over the nine months ended September 30, 2024, the ACL was impacted by an increase in provision needed for individually analyzed loans of $1.8 million. Additionally, over the nine months ended September 30, 2024, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance decreases of $1.6 million to both the consumer segment, which includes the subprime automotive portfolio, and the commercial and industrial segment. This decrease was offset by an increase of $0.7 million in allowance required by the residential segment. The commercial real estate, commercial acquisition, development and construction and home equity line of credit segments required a total of $0.1 million of additional allowance over the same period. Bank management expects that the markets in which it lends will experience economic improvements over the next one to two years, and most decreases in estimated loss rates have been further supported by decreases in loan balances in the nine months ended September 30, 2024. This results in marginally lower allocation rates against slightly lower loan balances, resulting in an overall lower allowance needed for the pooled loan portfolio. However, this has been partially offset by the increase in allowance needed by the individually analyzed loans and net-charge-offs. Net charge-offs for the three months ended September 30, 2024 included $0.4 million related to five U.S. Small Business Administration loans secured by business assets and $1.0 million related to the subprime consumer automotive segment.

Management continually monitors the risk in the loan portfolio by reviewing of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for determining the adequacy of the ACL. This analysis involves the portfolio's experience to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings, when evaluating funding sources. Deposits remain the most significant source of funds, totaling $3.00 billion, or 97.4% of funding sources at September 30, 2024. This same information at December 31, 2023 reflected $2.90 billion in deposits representing 97.1% of funding sources. Borrowings, consisting of subordinated debt, FHLB and other borrowings represented 2.4% of funding sources at September 30, 2024, versus 2.7% at December 31, 2023. Repurchase agreements, which are available to large corporate customers, represented 0.2% of funding sources at September 30, 2024 and 0.2% at December 31, 2023.

At September 30, 2024, noninterest-bearing balances totaled $989.1 million, compared to $1.20 billion at December 31, 2023, or 33.0% and 41.3%, respectively, of total deposits. Interest-bearing deposits totaled $2.01 billion at September 30, 2024, compared to $1.70 billion at December 31, 2023.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Deposits:
Noninterest-bearing demand	$989,144	$1,197,272
NOW	615,236	538,444
Savings and money markets	542,227	571,299
Time deposits, including CDs and IRAs	855,041	594,461
Total deposits	$3,001,648	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,703	$3,150

Average interest-bearing deposits were $1.89 billion during the three months ended September 30, 2024, compared to $1.96 billion during the same time period in 2023 and average noninterest-bearing deposits were $910.79 million during the three months ended September 30, 2024 compared to $975.2 million during the same time period in 2023.

Average interest-bearing deposits were $1.81 billion during the nine months ended September 30, 2024 compared to $1.83 billion during the same time period in 2023 and average noninterest-bearing deposits were $1.11 billion during the nine months ended September 30, 2024 compared to $1.11 billion during the same time period in 2023.

The decrease in noninterest bearing deposits is primarily related to our decision to exit the digital asset program. Digital asset program account balances declined $163.2 million as compared to December 31, 2023.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.4 billion at September 30, 2024 and $1.1 billion at December 31, 2023 and represent the gaming and banking-as-a-service industries.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB, Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Three of our primary deposit verticals are payments, gaming and banking-as-a-service, with such deposits totaling $504.9 million, $391.4 million and $219.1 million as of September 30, 2024, respectively, compared to $449.8 million, $354.1 million and $251.6 million as of December 31, 2023, respectively. Of the gaming deposits, $370.1 million is with our three largest gaming clients at September 30, 2024.

Capital Resources

During the nine months ended September 30, 2024, stockholders’ equity increased $13.7 million to $303.2 million. This increase primarily consists of net income of $10.7 million, other comprehensive income of $6.4 million, common stock options exercised of $1.2 million and stock based compensation of $2.5 million, offset by cash dividends paid of $6.5 million.

The growth in assets of $104.9 million in the nine months ended September 30, 2024 outpaced the growth in stockholders' equity, and the equity to assets ratio increased from 8.7% at December 31, 2023 to 8.9% at September 30, 2024. We paid dividends to common shareholders of $6.5 million and $6.5 million in the nine months ended September 30, 2024 and 2023, respectively, compared to earnings of $10.7 million and $23.3 million in the nine months ended September 30, 2024 and 2023, respectively, resulting in the dividend payout ratio increasing to 61.7% in the nine months ended September 30, 2024 from 27.7% in the nine months ended September 30, 2023.

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

The Bank elected to begin using the CBLR for the first quarter of 2021 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR include the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

The Bank's CBLR at September 30, 2024 was 10.9%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $645.0 million as of September 30, 2024. These sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the nine months ended September 30, 2024, cash from operating, investing and financing activities totaled $10.3 million, $114.9 million and $87.5 million, respectively. Significant changes in cash flows during the quarter included inflows from the net change in loans of $141.0 million, the net change in deposits of $100.2 million and sales of available-for-sale investment securities of $24.3 million, partially offset by an outflow of $58.0 million to purchase available-for-sale investment securities.

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

Current Economic Conditions

We consider North Central West Virginia and Northern Virginia to be our primary market areas for CoRe banking services. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.9% for September 2024 and 3.8% for September 2023.

Supervision and Regulation

In July 2024, the Board of Directors of the FDIC approved a notice of proposed rulemaking (the "NPR"), requesting public comment on proposed revisions to its regulations relating to brokered deposits. The proposed rules set forth in the NPR would, in part, revise the "deposit broker" definition and amend the analysis of the "primary purpose" exception. The NPR also proposes to eliminate the "exclusive deposit placement arrangement exception," as well as make changes to the notice and application process for the primary purpose exception. The proposed rules would also clarify when an insured depository institution can regain status as an "agent institution" under the limited exception for a capped amount of reciprocal deposits.

Elimination of the "exclusive deposit placement arrangement exception" as proposed in the NPR would require the Bank to reevaluate its current classification of certain BaaS deposit and could require the Bank to reclassify those as brokered deposits. We may also be required to reclassify certain BaaS deposits as brokered deposits if the FDIC were to conclude under the existing framework that such deposits should be classified as brokered deposits. The Bank will continue to monitor regulatory guidance on the treatment of deposits in light of the proposed NPR and application of the existing brokered deposit framework by regulators.

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

Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the creditworthiness of each of our customers on a case-by-case basis and the amount of collateral they obtain is based on management’s credit evaluation.

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

Commitments to extend credit, including loan commitments, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon.

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

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within our policy guidelines. This objective is accomplished by managing balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. We manage balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions, interest rate lock commitments on mortgage loans held-for-sale and the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

We believe that accepting some level of interest rate risk is necessary to achieve realistic profit goals. Management and our Board of Directors have chosen an interest rate risk profile that is consistent with our strategic business plan. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

As of September 30, 2024, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	November 5, 2024	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	November 5, 2024	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)