Form 10-K
period 2024-12-31
MVB FINANCIAL CORP
filed 2025-03-13
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2024 of $18.64 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $220.7 million. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 10, 2025, the registrant had 12,948,795 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the new U.S. presidential administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of tariffs or other trade policies, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial's consolidated subsidiaries also includes SPE PR, LLC.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech team specializes in providing banking services to corporate Fintech clients, primarily focusing on operational risk management and compliance. Managing banking relationships with clients in the payments, banking-as-a-service and gaming industries is complex, from both an operational and regulatory perspective. Due to this complexity, there are a limited number of banking institutions serving these industries, which can result in a lack of quality focus on these entities, providing us with an expanded pool of potential customers. When served safely and efficiently, we believe these industries provide a source of stable, lower-cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

Edge Ventures

Edge Ventures, a wholly-owned subsidiary of the Bank, acts as a holding company for Victor and MVB Technology.

Victor

Victor, a wholly-owned subsidiary of Edge Ventures, was formed to develop technology to make it faster, easier and cost effective to launch and scale a broad spectrum of solutions for the gaming, payments and banking-as-a-service sectors. Victor integrates directly with legacy bank core systems allowing developers to build solutions for clients to store, manage and move money securely with application programming interfaces. Victor’s payment solution provides a real-time sub-ledger that communicates with the client’s core banking system.

Professional Services

Paladin Fraud

Paladin Fraud, a wholly-owned subsidiary of the Bank, provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats.

Trabian

Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with the Bank's mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian, and as such, Trabian's assets and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. As a result of the transaction, we will no longer consolidate Trabian in our financial statements. Refer to Note 24 – Acquisitions and Divestitures accompanying the consolidated financial statements included elsewhere in this report.

Primary Market Areas and Customers

Our primary market area for CoRe banking services encompasses North Central West Virginia and Northern Virginia, where we currently operate seven full-service branches, comprising of six in West Virginia and one in Virginia. Overall, 22.4% of the Bank's lending activity across all loan types occurs to borrowers outside of this region, mostly in loans to healthcare facilities secured by commercial real estate and for working capital lines of credit, as well as loans through SBA lending programs to borrowers across numerous industries. The Bank also engages in both residential mortgage and mortgage construction lending in regions outside of the primary market, concentrated in the North Carolina and South Carolina markets. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.8%, 3.5% and 3.3% for December 2024, 2023 and 2022, respectively.

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

For more information about each of our reportable segments, refer to Note 22 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2024, the Bank had $1.42 billion outstanding in commercial loans, including commercial and industrial, commercial real estate and construction loans. These loans represented 67.5% of the total aggregate loan portfolio as of that date.

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

The Bank evaluates all new commercial loans and the Bank’s credit department facilitates an annual loan review process that ensures that a significant portion of the commercial loan portfolio, typically a minimum of 60%, is reviewed each year under a risk-based approach. The Bank also engages a third-party for an external loan review, which targets 35% to 40% of the commercial loan portfolio on an annual basis, also using a risk-based approach for loan selection. If deterioration in creditworthiness has occurred, the Bank takes prompt action designed to ensure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered for possible downgrading and may be considered classified and potentially placed on non-accrual status.

Residential Mortgage Loans

At December 31, 2024, the Bank had $663.6 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 31.6% of total loans outstanding.

The Bank generally requires that a residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one- to ten-year adjustable rate, fully amortizing to maturity mortgages. The Bank also originates fixed-rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. The Bank obtains full appraisals from licensed appraisers for the majority of loans secured by real estate. In addition, the Bank purchases residential real estate loans from ICM and Warp Speed.

Lenders generally consider residential construction financing to involve a higher risk of loss than long-term financing on improved, occupied real estate. The risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the construction cost estimate proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. Also, note that, with respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2024, residential mortgage construction loans to individuals totaled $79.8 million with an average remaining life of five months. These loans are generally refinanced to a permanent loan upon completion of the construction.

Consumer Loans

At December 31, 2024, the Bank had $18.6 million of consumer loans, including installment loans and personal lines of credit, representing 0.9% of total loans outstanding. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk for consumer loans is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

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

Human Capital Resources

As of December 31, 2024, we employed 453 team members. We seek to attract, retain and develop the most talented team members possible, regardless of location, by promoting a strong, positive culture, offering competitive compensation, maintaining a safe and healthy workplace, investing in training and education and emphasizing open communication with management.

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

Team Members Learning and Development

We remain committed to education and development for our team members. Through a well-structured new team member orientation, coupled with our cultural mindset training, we equip employees with the knowledge, confidence and growth mindset needed to seamlessly integrate into our culture. This culture includes remote work, which has created additional opportunities for virtual and online learning. In 2024, we assigned team members position-specific curricula designed to support ongoing compliance requirements and development within their individual positions. This training also included 13 custom training videos, which were assigned a combined total 887 times. Team members experience on-the-job training, as well as other company-organized opportunities. We held 67 internal learning events in 2024 that provided 123 total hours, or an average of 2.4 hours per week, of learning opportunities facilitated by our Learning & Development team. Additionally, we have built an up-to-

date archive of On Demand learning content where team members utilized 1,022 hours of learning resources.

As a part of our ongoing commitment to developing strong leadership within the organization, we began implementing a comprehensive leadership development program that incorporates regular meetings, intracompany evaluations and targeted coaching calls. Together, we believe these initiatives enhance leadership effectiveness, foster a culture of continuous improvement and contribute to the long-term success of the organization.

We also offer team member education assistance and tuition reimbursement programs. The program provides support to team members wanting to acquire training outside of company-provided support of their position and/or annual certification requirements. Tracking these requests allows us to have visibility into the interests of team members. The tuition reimbursement program provides support to team members who wish to further their education with accredited institutions. In 2024, 24 team members participated in education assistance, while four team members were approved for the tuition reimbursement program.

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

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described herein. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. It is anticipated that the new Trump Administration may undertake a comprehensive review of a full range of bank regulatory laws and regulations. It is not clear that such a review will take place and, if it occurs, what the results will be. The likelihood and timing of any changes and the impact such changes may have on us or the Bank is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business, financial condition or results of operations.

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for United States financial services firms. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. The Dodd-Frank Act imposed prudential regulation on depository institutions and their holding companies, which requires financial firms to control risks and hold adequate capital as defined by capital requirements and liquidity requirements and by the imposition of concentration risk limits. As such, we are subject to stringent standards and requirements with respect to: (i) bank and non-bank acquisitions and mergers; (ii) the “financial activities” in which we engage as a financial holding company; (iii) affiliate transactions; and (iv) proprietary trading and investing in private equity or hedge funds, among other provisions.

The EGRRCPA amended provisions of the Dodd-Frank Act and eased regulations on all but the largest banks. These modifications, among other changes, include: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminating the requirement for appraisals for certain real estate transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions, such as not engaging in significant non-banking activities.

Certain provisions of the Dodd-Frank Act and other laws, such as the EGRRCPA, are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. New regulations and statutes are periodically proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Federal Reserve Board, can also change the policy direction of these agencies. There have been several significant changes in the leadership at the federal bank regulatory agencies since President Trump took office in January 2025, and more significant changes are expected in the near and medium term. It is unclear how these changes may affect the banking industry in general or how they might affect us or the Bank. Certain of these recent proposals and changes are described below. We will continue to evaluate the impact of any new regulations so promulgated or under consideration, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

From time to time, both state and federal regulators turn their attention to certain specific targeted areas of potential regulatory reform. For example, during the liquidity crisis that occurred in the spring of 2023 with respect to the regional bank sector, there was considerable discussion at the federal level regarding the potential for reform of the level and features of FDIC insurance coverage. Increased attention may occur with respect to capital levels and credit quality due to the potential disruption in the credit markets relating to loans secured by office properties, which are expected to come under increasing stress in the near and mid-term. It is unclear whether the anticipated stress described above will actually occur or the effort that it might have on us or the Bank, if any. The re-election of President Trump may also bring about a shift in the laws of state and federal banking regulatory agencies, depending upon the priorities of the Trump administration and the reactions, if any, of state regulatory agencies to the shifts in focus at the federal bank regulatory agencies. It is unclear how any such shifts might affect the banking industry generally or us or the Bank in particular.

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

Acquisitions

The BHCA, the Bank Merger Act, the Change in Bank Control Act (the “CIBCA”), West Virginia banking law, and other federal and state statutes regulate investments in and acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC (in the case of a state chartered non-member bank) or other appropriate bank regulatory authority is required for a bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. Under the CIBCA, a filing with the Federal Reserve Board is required under certain circumstances if an investor acquires more than 9.9% of any class of voting securities of a state member bank or a bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial strength of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (refer to the section captioned Community Reinvestment Act included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities and other financial crimes.

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

The Federal Reserve Board, Office of the Comptroller of the Currency and FDIC have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, and December 31, 2024, we and the Bank are below these thresholds and thus exempt from the Volcker Rule.

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

In addition, we and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums (refer to the Capital Requirements section below). The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions with affiliates are regulated under federal banking law. The Federal Reserve Act, made applicable to the Bank by section 8(j) of the Federal Deposit Insurance Act (the “FDIA”), imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, certain of its affiliates and generally requires those transactions to be on arm's length terms at least as favorable to the Bank as if the transaction were conducted by the Bank with an unaffiliated third-party. Covered transactions are defined by the Federal Reserve Act to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure by a bank to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf or for the benefit of an affiliate. In general, any such transaction by the Bank or its subsidiaries with an affiliate must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features, may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate and, in certain instances, may require the approval of the Bank's Board of Directors.

Capital Requirements

Federal regulations require FDIC-insured depository institutions, such as the Bank, to comply with applicable federal capital adequacy standards (the “Capital Rules”). State chartered banks, such as the Bank, are subject to similar capital requirements adopted by their state regulators, which, in our case, is the West Virginia Division of Financial Institutions.

The Capital Rules include a “Common Equity Tier 1” (“CET1”) measure, specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements, define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expand the scope of the deductions/adjustments to capital as compared to existing regulations.

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

The optional community bank leverage ratio ("CBLR") framework, which was issued through interagency guidance, provides a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institution (i) will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which period the leverage ratio cannot go 100 basis points below the then applicable threshold (i.e., 9%) and (ii) will not be required to calculate and report risk-based capital ratios. The bank elected to begin using the CBLR framework for the first quarter of 2021 and intends to use this measure for the foreseeable future.

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

We have policies and procedures in place to establish internal capital levels and to monitor and stress-test such levels on a regular basis to ensure we remain above regulatory capital requirements. The Bank's CBLR at December 31, 2024 was 11.2%.

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

As noted above, the EGRRCPA eliminated these risk-based capital requirements for banks with less than $10 billion in assets who elect to follow the CBLR.

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

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions may be subject to the appointment of a receiver or conservator.

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

For further information regarding the capital ratios and leverage ratio of us and the Bank, refer to the discussion under the section captioned Capital and Stockholders’ Equity included in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

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

Deposit Insurance

The Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an insured depository institution based on an assessment rate calculator, which is based on a number of elements to measure the risk each insured depository institution poses to the FDIC insurance fund. The assessment rate is applied to total average assets, less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. In conjunction with the Amended Restoration Plan, the FDIC Board increased deposit insurance assessment rates for all insured depository institutions, effective the first quarterly assessment period of 2023. The increased assessment rates were effective for 2023 and 2024.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

It is anticipated that deposit insurance is one of the areas of bank regulation that might become the subject of reform if the Trump Administration moves forward with a review of the bank regulatory regime that is currently in place.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2024, the Bank held capital stock of FHLB in the amount of $2.0 million.

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

The CFPB has concentrated certain of its rulemaking efforts on a variety of home mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers. The CFPB is one of the areas of bank regulation that is likely to become the subject of reform under the Trump administration. It is unclear as to the likely reach of such anticipated reform efforts, if any, will have on us or the Bank.

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
Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicated that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicated that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties and also could be subject to potential litigation from our customers and the Bank's customers and others who are harmed by a cyber attack against us or the Bank.

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

New rules promulgated by the SEC in the summer of 2023 require us, as an Exchange Act reporting company, (i) to report to the SEC on an accelerated basis (i.e., within four business days) any "cybersecurity incident" which is deemed material, unless certain exceptions apply, and (ii) to disclose our process for assessing, identifying and maintaining material cybersecurity risks and threats.

For further discussion of risks related to cybersecurity, refer to Item 1C - Cybersecurity included elsewhere in this report.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets, we cannot predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

Our primary exposure to environmental risk is through our lending activities. In cases when management believes environmental risk potentially exists, we mitigate our environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit. We do not currently anticipate any material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations. The recent focus on environmental, sustainable and governance and climate change considerations in the business community and among our and the Bank's other constituents may over time affect our and the Bank's approach to evaluating and addressing environmental risk and may increase the costs associated with monitoring and mitigating those risks, although it is not clear if this recent focus will continue in the coming years.

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

Risks Related to Economic and Market Conditions

Elevated levels of inflation and fluctuations in interest rates could adversely impact our business and results of operations.

The Federal Reserve utilizes benchmark interest rates to manage inflationary pressures within the economy. Elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, as interest rates rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio becomes negatively impacted. While the Federal Reserve reduced benchmark interest rates in 2024, it may decide to raise benchmark interest rates in 2025, as it did multiple times in 2022 and 2023, in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of elevated inflationary periods cannot be estimated with precision.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

Throughout 2023, certain banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. Following the 2023 bank failures, the FDIC published new rules regarding uninsured deposits and has increased regulatory scrutiny in the financial industry. Bank failures have led the U.S. Treasury Secretary, the FDIC and the Federal Reserve to invoke the systemic risk exception to the least-cost resolution requirement under the FDIA to guarantee uninsured deposits of the failed banks. The systemic bank exception can only be invoked for financial market risks that pose a threat to financial stability. The FDIC may impose a special assessment on insured depository institutions to recover the loss to the failed bank resulting from the use of the systemic risk exception to protect the uninsured depositors. The potential impact of a special assessment to us could increase noninterest expense for that quarter. These market events could materially adversely affect our business.

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

Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, 24.2% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, the imposition of tariffs or other trade policies, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreaks of any epidemics or pandemics, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, 75.8% of our total loans are real estate interests (residential and non-residential, including both owner-occupied and investment real estate and construction and land development) mainly concentrated in the West Virginia, Virginia, North Carolina and South Carolina markets. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. Emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences and resulting changes in occupancy rates as a result of these and other trends can also impact commercial real estate valuations over relatively short periods. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any nonperforming or defaulted loans, our earnings and capital could be adversely affected.

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

Furthermore, banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. For example, in March 2024, the SEC adopted new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Following a number of challenges to the rules by federal courts and prior statements that the SEC would vigorously defend the validity of the rule, the SEC, under the new administration, changed course in February 2025, stating that it would no longer defend the rules and the rule would be removed under new leadership. While we may no longer face the stringent reporting requirements under SEC rules, our reputation and ability to maintain client relationships and attract and retain employees may depend on the sufficiency of our policies and practices related to climate change, including our direct or indirect involvement in certain industries.

Risks Related to Our Business

Our non-residential real estate loans expose us to greater risks of non-payment and loss than residential mortgage loans, which may cause us to increase our allowance for credit losses, which would reduce net income.

At December 31, 2024, $1.44 billion, or 68.4%, of our loan portfolio consisted of non-residential real estate and other non-residential loans. Non-residential real estate and other non-residential loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for credit losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of our non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

The value of, and earnings from, our investments in ICM and Warp Speed may be significantly reduced if ICM and Warp Speed are not able to sell mortgages.

We have made significant investments in ICM and Warp Speed. The profitability of ICM and Warp Speed depend in large part upon their ability to originate a high volume of loans and to sell them in the secondary market. Thus, they are dependent upon (i) the existence of an active secondary market and (ii) their ability to sell loans into that market. Volatile interest rate environments could increase this risk initially.

ICM and Warp Speed’s ability to readily sell mortgage loans is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of their ability to participate in such programs could, in turn, adversely affect the value of our investments, financial condition and results of operations.

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

In recent years, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board raised certain benchmark interest rates in an effort to combat inflation in both 2022 and 2023. While the Federal Reserve Board reduced benchmark interest rates in 2024, they may decide to rise benchmark interest rates in 2025 in an effort to curb the upward inflationary pressure on the cost of goods and services in the U.S. Resumption of increases in market interest rates could have an adverse effect on our net interest income and profitability. Although by changing interest rates, the Federal Reserve acted with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions which would disrupt the financial systems, also known as “shocks,” the continuing impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity and the availability of credit. Financial instruments do not respond in a parallel fashion to rising or falling interest rates. Given the interconnectedness of the global financial system, these vulnerabilities could impact our business operations and financial condition. Furthermore, any asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates could have an adverse effect on our results of operations. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Our gaming initiative has contributed significantly to our deposits and creates concentration risk in our deposit base.

Our gaming initiative has contributed significantly to our deposits and has allowed us to generate attractive returns on lower risk assets through increased investments in securities and loan growth. On-balance sheet gaming deposits totaled $227.6 million as of December 31, 2024, compared to $354.1 million as of December 31, 2023. Off-balance sheet gaming deposits totaled $221.0 million as of December 31, 2024, compared to $277.1 million as of December 31, 2023. Of the gaming deposits, $206.8 million is with our three largest clients at December 31, 2024. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our gaming customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our gaming deposit base, our deposit balances may still decrease if our gaming customers are offered more attractive returns from our competitors. If our gaming customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than we can. Additionally, we increasingly compete for talent in and outside of the financial services industry. While our remote work opportunities allow us to hire outside of our traditional footprint, it also increases competition. These factors may constrain our ability to hire or retain a sufficient number of qualified employees, which could impact our ability to serve our customers and clients. Additionally, we increasingly compete for talent in and outside of the financial services industry. While our remote work opportunities allow us to hire outside of our traditional footprint, it also increases competition. These factors may constrain our ability to hire or retain a sufficient number of qualified employees, which could impact our ability to serve our customers and clients.

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

As of December 31, 2024, we had $3.1 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2024 our equity method investment ICM also had $15.3 million of goodwill. A future write-down of goodwill at ICM could have an adverse effect on our results of operations based on our proportionate share of equity method investment income.

New lines of business or new products and services, including Fintech investments, may subject us to additional risks.

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

For example, we are involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments and depositor relationships in the Fintech industry. As Fintech technologies become more widely available, we expect the services and products associated with them to evolve. Our evolving business and product diversification initiatives implemented to effectively compete and stay current with the industry may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Additionally, the Bank is engaged in relationships with clients in the payments, digital savings, crowdfunding, lottery and gaming industries and any change in regulations could impact us from both an operational and regulatory perspective.

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

Potential acquisitions or dispositions of assets or businesses may disrupt our business and dilute stockholder value.

We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Additionally, we may from time to time dispose of certain of our assets or businesses. For example, in January 2025, the Bank sold its interest in Trabian. Acquiring other banks, businesses or branches or disposing of certain assets or businesses involves various risks commonly associated with acquisitions and dispositions, including, among other things:

●	Potential exposure to unknown or contingent liabilities of the target company;
●	Exposure to potential asset quality issues of the target company;
●	Potential disruption to our business;
●	Potential diversion of management’s time and attention;
●	Possible loss of key employees and customers of the target company or disposed business;
●	Difficulty in estimating the value of the target company or disposed business;
●	Potential difficulty in accurately and fairly reflecting the transactions and dispositions of our assets; and
●	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition or disposition could have a material adverse effect on our business, financial condition and results of operations.

We are subject to liquidity risk, which could disrupt our ability to meet our financial obligations.

Liquidity refers to our ability to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting periodic payment obligations under certain subordinated debentures issued by us in connection with the issuance of floating rate redeemable trust preferred securities. The source of the funds for our debt obligations is dependent on the Bank.

Any significant restriction or disruption of our ability to obtain funding from these or other sources could negatively effect our ability to satisfy our current and future financial obligations, which could materially affect our financial condition.

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

The Bank is currently a member bank of the FHLB of Pittsburgh. Membership in this system of quasi-governmental, regional home loan-oriented agency banks allows it to participate in various programs offered by the FHLB. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings, limit the borrowings extended to their member banks and require additional capital contributions by member banks. Should this occur, the Bank's short-term liquidity needs could be negatively impacted. If the Bank were restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, it may be forced to find alternative funding sources. If the Bank is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect results of operations and financial position.

Interruption to our information systems or breaches in security, including as a result of cyberattacks or other cyber incidents, could adversely affect our operations or otherwise harm our business.

We rely on information systems and communications to operate and monitor all major aspects of business and internal management functions. Any failure, interruption, intrusion or breach in security of these systems could result in failures or disruptions in the customer relationship, management, general ledger, deposit, loan and other systems.

There have been several cyberattacks on websites of large financial services companies. Even if not directed at us specifically, attacks on other entities with whom we do business, or on whom we otherwise rely, or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Cyberattacks on third-party retailers or other business establishments that widely accept debit card or check payments could compromise sensitive Bank customer information, such as debit card and account numbers. Such an attack could result in significant costs to the Bank, such as the cost to reimburse customers, reissue debit cards and open new customer accounts.

In addition, there have been efforts by third parties to breach data security at financial institutions, including through the use of social engineering schemes such as “phishing.” The ability of customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), attacks are often not recognized until launched against a target and we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. We may also be unable to prevent attacks that are supported by foreign governments or other well-financed entities and that may originate from less regulated and remote areas of the world.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. These new products and services may include applications or financial-related services that implement artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Further, some of our workforce works remotely periodically or on a full-time basis and our third-party service providers may utilize personnel who work remotely. Increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. These fraudulent activities may result in increased fraud losses to us and the financial services industry generally. In addition to enhanced cybersecurity risk, employees and other personnel performing services for us who work remotely may experience disruptions to their home internet or phone connections, decreased efficiency due to delayed network speeds or other interruptions and/or delays in the dissemination and exchange of information, any of which could negatively impact our operations. Our success also depends on our ability to invest in cybersecurity protection systems, implement advanced features and establish controls that will adequately protect our customers as technology continues to evolve. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market these products and services to our customers. Additionally, investing in upgraded cybersecurity protection systems, advanced features and adequate controls is expensive and an ongoing, rapidly changing challenge. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions, or deposit funds electronically with banks that have no branches within our market area, which could affect net income.

Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income, client deposits and the income generated from those deposits, in addition to increasing funding costs.

Our operations rely on certain external vendors who may not perform in a satisfactory manner.

We rely upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure; (ii) changes in the vendor’s financial condition; and (iii) changes in the vendor’s support for existing products and services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to operations, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are at risk of having an adverse impact on business due to damage to our reputation.

Our ability to compete effectively, to attract and retain customers and employees and to grow our business is dependent on maintaining our reputation and having the trust of our customers and employees. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to our business.

To an increasing extent, financial services companies, including us, may face criticism for engaging in business with specific customers or with customers in particular industries or originating in certain foreign countries where the U.S. faces heightened geopolitical tensions, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety or society at large. Criticism can come in many forms, including for providing banking services to companies engaged in, for example, the gaming industry. Many of these issues are divisive without broad agreement as to the appropriate steps a company should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address concerns or by others as having inappropriately yielded to pressures. This pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

We may also face criticism in response to changes in overall strategic direction, the addition of new lines of business, the exit of current lines of business or the openings or closures of certain banking centers.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Additionally, federal bank regulators are increasingly focused on the risks related to bank and Fintech partnerships, raising concerns regarding risk management, oversight, internal controls, information security and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their banking-as-a-service offerings, as well as by a request for information by the federal banking regulators on bank-fintech arrangements. Accordingly, we may face additional regulatory scrutiny with respect to the Fintech portion of our business. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, and including regulatory and policy changes as a result of the new U.S. presidential administration, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, cause us to exit certain lines of business and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

For further detail, refer to the sections captioned Supervision and Regulation included in Item 1 – Business and Note 15 –

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

Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	sustainable core earnings;
●	recommendations by securities analysts;

●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry, including uncertainty in the financial markets as a result of the new U.S. presidential administration;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions, such as acts or threats of terrorism or military conflicts, including geopolitical tensions or conflict that may arise of the new U.S. presidential administration.

General market fluctuations, including real or anticipated changes in the strength of the economies we serve; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions and uncertainty in market conditions or boarder economic changes because of the change in administration as a result of the 2024 U.S. presidential election; interest rate changes, crude oil price volatility or credit loss trends could also cause our stock price to decrease, regardless of operating results.

Our ability to pay dividends is not certain and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be shareholders' sole opportunity for gains on their investment for the foreseeable future.

Our ability to pay dividends in the future is not certain. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, refer to the section captioned Supervision and Regulation – Limit on Dividends in Item 1 – Business included elsewhere in this report.

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

Management has identified certain accounting policies as critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for credit losses if actual losses are more than the amount reserved. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. Refer to the section captioned Allowance for Credit Losses in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

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

The processes we use to estimate our inherent credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other design or implementation flaws. If the models used for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models used to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity threats are inherent in the banking and financial services industry. To safeguard our customers' sensitive data, financial transactions, information systems and information assets, we have established a comprehensive cybersecurity risk management program that is part of our enterprise risk management strategy. Our risk management team oversees the program and regularly collaborates with our information security function, led by our Chief Information Security Officer, to gather insights for identifying, assessing and managing cybersecurity threat risks, their severity and potential mitigations.

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

Furthermore, we are consistently broadening our scope of training and awareness practices to alleviate potential risks associated with human error, including mandatory computer-based training, internal communications and frequent phishing awareness campaigns.

Apart from the measures implemented to decrease the possibility of a material cyberattack being successful, we have created clear incident response protocols to deal with any cyber events that may arise. Our program provides for the coordination of different corporate functions and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan includes processes to triage, assess severity for, escalate, contain, investigate and remediate any incidents. Testing, training and exercising of our incident response capabilities are carried out routinely and After Actions Reports are prepared to continuously improve these practices. We also have processes to evaluate potential disclosure, comply with applicable legal obligations, and mitigate reputational damage.

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

The Risk & Compliance Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity risk management program through direct interaction with the Chief Information Security Officer and provides periodic updates regarding cybersecurity risks and the cybersecurity risk management program to the full Board of Directors. Our Chief Information Security Officer has significant experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing compliance environments.

ITEM 2. PROPERTIES

We lease our main office located at 301 Virginia Avenue in Fairmont, WV. Our subsidiaries lease various other offices in the counties and cities in which they operate. As of December 31, 2024, we operated seven full-service banking branches for our CoRe banking reportable segment in the locations further described in Item 1 – Business included elsewhere in this report, all of which are leased following the sale-leaseback of certain branch locations in 2024. For more information regarding the sale-leaseback transaction, refer to Note 4 – Premises and Equipment accompanying the consolidated financial statements included elsewhere in this report.

No one facility is material to us. We believe that the facilities are generally in good condition and suitable for the operations for which they are used.

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

As of March 10, 2025, we had 785 stockholders of record.

In 2024, 2023 and 2022, we paid dividends totaling $0.68, $0.68 and $0.68, respectively, per share and currently expect that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2019 and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$175
$150
$125
$100
$75
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
MVB Financial Corp.	$100.00	$92.39	$169.99	$94.52	$99.42	$94.69
KBW Bank Index	100.00	86.37	116.64	88.97	84.71	112.46
Russell 2000	100.00	118.36	134.57	105.56	121.49	133.66

Equity Compensation Plan Information

Information about our equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no repurchases of common stock during the three months ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is necessary to understand our financial condition, results of operations and cash flows for the year ended December 31, 2024 as compared to 2023. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2022 to 2023 may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024. Further, we encourage you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily brought on by an environment of sustained higher interest rates, a slowing economy and multiple high-profile bank failures that occurred during the first half of 2023. Interest rates have remained at an elevated level through December 31, 2024, although the Federal Reserve did reduce its key interest rate to a range of 4.25% to 4.50% in December 2024. Lower loan balances are the result of slower market demand, the impact of loan amortization and payoffs and slower loan growth based on overall market conditions and portfolio management. We initiated the process of winding down our digital asset program account relationships, while maintaining operating accounts, during the second quarter of 2024. This decision was prompted by changing market conditions and profitability challenges that contributed to an unfavorable risk/reward dynamic. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division.

Financial Results

Net interest income decreased $14.1 million to $109.2 million, noninterest income increased $23.2 million to $42.9 million and noninterest expense increased $4.6 million to $122.2 million during 2024 compared to 2023. Our tax-equivalent yield on earning assets was 6.22% in 2024, compared to 6.20% in 2023. Total loans decreased by $218.1 million to $2.10 billion as of December 31, 2024 from $2.32 billion as of December 31, 2023. Our overall cost of interest-bearing liabilities was 4.07% in 2024 compared to 3.38% in 2023. The increase in the cost of interest-bearing liabilities outpaced the increase in the earning assets yield, which resulted in our tax-equivalent net interest margin decreasing to 3.67% at December 31, 2024 from 4.04% at December 31, 2023.

Net income available to common shareholders in 2024 totaled $20.1 million, compared to $31.2 million in 2023, a decrease of $11.1 million. The 2024 earnings equated to a return on average assets of 0.6% and a return on average equity of 6.9%, compared to 2023 results of 0.9% and 11.4%, respectively. Basic and diluted earnings per share were $1.56 and $1.53, respectively, in 2024 compared to $2.46 and $2.40, respectively, in 2023.

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

Average Balances and Analysis of Net Interest Income

	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$422,165	$21,814	5.17%	$414,466	$21,043	5.08%	$232,935	$1,613	0.69%
CDs with banks	—	—	—	—	—	—	1,033	24	2.32
Investment securities:
Taxable	261,986	7,693	2.94	$221,395	5,576	2.52	236,344	3,496	1.48
Tax-exempt [1]	104,765	3,287	3.14	116,680	4,347	3.73	139,353	5,166	3.71
Loans and loans held-for-sale: [2]
Commercial	1,570,284	122,839	7.82	1,621,299	124,078	7.65	1,594,069	87,845	5.51
Tax-exempt [1]	3,175	139	4.38	3,732	163	4.37	4,661	203	4.36
Real estate	564,633	25,474	4.51	591,157	24,764	4.19	487,044	15,721	3.23
Consumer	70,943	5,314	7.49	108,988	10,793	9.90	103,345	13,017	12.60
Total loans	2,209,035	153,766	6.96	2,325,176	159,798	6.87	2,189,119	116,786	5.33
Total earning assets	2,997,951	186,560	6.22	3,077,717	190,764	6.20	2,798,784	127,085	4.54
Allowance for credit losses	(22,108)			(29,746)			(22,248)
Cash and due from banks	5,246			6,659			5,670
Other assets	302,304			302,036			244,861
Total assets	$3,283,393			$3,356,666			$3,027,067

Liabilities
Deposits:
NOW	$521,337	$17,587	3.37%	$697,266	$19,851	2.85%	$707,282	$4,724	0.67%
Money market checking	396,881	12,770	3.22	504,730	10,352	2.05	330,208	1,449	0.44
Savings	115,270	3,756	3.26	76,908	1,871	2.43	56,697	418	0.74
IRAs	7,990	338	4.23	6,662	194	2.91	6,216	71	1.14
CDs	760,714	38,654	5.08	576,726	29,392	5.10	170,648	3,814	2.24
Repurchase agreements	3,477	44	1.27	5,662	1	0.02	10,987	6	0.05
FHLB and other borrowings	25	2	6.46	17,542	889	5.07	15,494	437	2.82
Senior term loan [3]	2,355	264	11.21	9,007	766	8.50	2,328	163	7.00
Subordinated debt	73,667	3,229	4.38	73,415	3,219	4.38	73,159	3,072	4.20
Total interest-bearing liabilities	1,881,716	76,644	4.07	1,967,918	66,535	3.38	1,373,019	14,154	1.03
Noninterest-bearing demand deposits	1,071,900			1,074,292			1,357,426
Other liabilities	37,683			40,435			41,098
Total liabilities	2,991,299			3,082,645			2,771,543

Stockholders’ equity
Common stock	13,738			13,541			13,320
Additional paid-in capital	162,811			159,523			147,728
Treasury stock	(16,741)			(16,741)			(16,741)
Retained earnings	161,181			154,041			137,498
Accumulated other comprehensive loss	(28,821)			(36,419)			(26,918)
Total stockholders' equity attributable to parent	292,168			273,945			254,887
Noncontrolling interest	(74)			76			637
Total stockholders' equity	292,094			274,021			255,524
Total liabilities and stockholders’ equity	$3,283,393			$3,356,666			$3,027,067

Net interest spread (tax-equivalent)			2.15			2.82			3.51
Net interest income and margin (tax-equivalent) [1]		$109,916	3.67%		$124,229	4.04%		$112,931	4.04%
Less: Tax-equivalent adjustments		(718)			(946)			(1,128)
Net interest spread			2.13			2.79			3.47
Net interest income and margin		$109,198	3.64%		$123,283	4.01%		$111,803	3.99%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, which is a non-U.S. GAAP financial measure. Refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net interest margin - U.S. GAAP basis
Net interest income	$109,198	$123,283	$111,803
Average interest-earning assets	2,997,951	3,077,717	2,798,784
Net interest margin	3.64%	4.01%	3.99%

Net interest margin - non-U.S. GAAP basis
Net interest income	$109,198	$123,283	$111,803
Plus: Impact of fully tax-equivalent adjustment	718	946	1,128
Net interest income on a fully-tax equivalent basis	$109,916	$124,229	$112,931
Average interest-earning assets	$2,997,951	$3,077,717	$2,798,784
Net interest margin on a fully tax-equivalent basis	3.67%	4.04%	4.04%

Rate Volume Calculation

The year over year change in rates and change in volume from 2023 to 2024 was as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Total Change
Earning Assets
Loans:
Commercial	$(3,904)	$2,665	$(1,239)
Tax-exempt	(24)	—	(24)
Real estate	(1,111)	1,821	710
Consumer	(3,768)	(1,711)	(5,479)
Investment securities:
Taxable	1,022	1,095	2,117
Tax-exempt	(444)	(616)	(1,060)
Interest-bearing deposits in banks	391	380	771
CDs with banks	—	—	—
Total earning assets	$(7,838)	$3,634	$(4,204)

Interest-bearing liabilities
Negotiable order of withdrawal	$(5,009)	$2,745	$(2,264)
Money market checking	(2,212)	4,630	2,418
Savings	933	952	1,885
IRAs	39	105	144
CDs	9,377	(115)	9,262
Repurchase agreements	—	43	43
FHLB and other borrowings	(888)	1	(887)
Senior term loan	(566)	64	(502)
Subordinated debt	11	(1)	10
Total interest-bearing liabilities	1,685	8,424	10,109
Total	$(9,523)	$(4,790)	$(14,313)

Key Metrics

	Year ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Book value per common share	$23.61	$22.68
Tangible book value per common share [1]	$23.37	$22.43
Efficiency ratio 1 2	80.4%	82.3%
Overhead ratio 1 3	3.7%	3.5%
Net loan charge-offs to total loans receivable [4]	0.2%	0.4%
Allowance for credit losses to total loans receivable	0.94%	0.95%
Nonperforming loans	$24,607	$8,267
Nonperforming loans to total loans receivable	1.2%	0.4%
Equity to assets	9.8%	8.7%
Community Bank Leverage Ratio	11.2%	10.5%
1 Non-U.S. GAAP metric
2 Noninterest expense as a percentage of net interest income and noninterest income
3 Noninterest expense as a percentage of average assets
4 Charge-offs, less recoveries

Tangible book value ("TBV") per common share was $23.37 and $22.43 as of December 31, 2024 and 2023, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023
Goodwill	$2,838	$2,838
Intangibles	262	352
Total intangibles	$3,100	$3,190

Total equity attributable to parent	$305,679	$289,384
Less: Total intangibles	(3,100)	(3,190)
Tangible common equity	$302,579	$286,194

Tangible common equity	$302,579	$286,194
Common shares outstanding (000s)	12,945	12,758
Tangible book value per common share	$23.37	$22.43

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue generated by the Bank’s balance sheet. Net interest margin on a tax-equivalent basis was 3.67% and 4.04% in 2024 and 2023, respectively.

In 2024, the Federal Reserve lowered its key interest rate from a range of 5.25% to 5.50% to a range of 4.25% to 4.50% as of December 31, 2024. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest, while maintaining an appropriate level of interest rate risk. Net interest spread on a tax-equivalent basis was 2.15% in 2024 compared to 2.82% in 2023. The difference between the net interest margin on a tax-equivalent basis and net interest spread on a tax-equivalent basis was 152 basis points in 2024 compared to 122 basis points in 2023. This was driven by the 69 basis point increase in the cost of interest-bearing liabilities outpacing the two basis point increase in yield on earning assets.

During 2024, net interest income declined $14.1 million, or 11.4%, and total interest income declined $4.0 million, or 2.1%. These declines were primarily driven by a $116.1 million decline in average total loans and a 40 basis point increase in the cost of funds as compared to 2023. The $116.1 million decline in average total loans during 2024 reflects declines of $51.0 million in average commercial loans, $38.0 million in average consumer loans and $26.5 million in average real estate loans. The yield on loans increased nine basis points during 2024.

Average investment securities increased $28.7 million, or 8.5%, in 2024 as the result of a $40.6 million increase in taxable investments, partially offset by an $11.9 million decline in tax-exempt investments. The yield increased 42 basis points on taxable securities and declined 59 basis points on tax-exempt securities.

Average interest-bearing liabilities declined $86.2 million, or 4.4%, in 2024, primarily as a result of declines of $175.9 million and $107.8 million in average NOW accounts and average money market checking accounts, respectively, partially offset by an increase of $184.0 million in average certificates of deposit.

Average interest-bearing deposits declined $60.1 million in 2024. Total interest expense increased $10.1 million, primarily due to an $11.4 million increase in deposit interest. The result was a 69 basis point increase in the cost of interest-bearing liabilities, from 3.38% in 2023 to 4.07% in 2024. This increase is primarily the result of a 75 basis point increase in the cost of deposits, reflecting a shift in the mix of average deposits driven by the highly-competitive deposit environment. There was also a 271 basis point increase in the cost of the senior term loan associated with unamortized debt issuance costs that were recorded as interest expense upon the repayment in May 2024. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

Our provision for credit losses for 2024 was $3.5 million compared to a release of allowance for credit losses of $1.9 million for 2023. The provision for credit losses, which is a product of management's analysis, is recorded in response to forecasted losses over the remaining life of the loan and available-for-sale investment security portfolios. Further discussion on the provision for credit losses is included in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. The change from release of allowance to provision for credit losses is primarily the result of the level of recognized charge-offs within the loan portfolio, which was partially offset by changes to the outstanding balances of the loan portfolios, including decreases in the commercial, residential and consumer loan segments. The 2023 release was primarily the result of the sale of subprime automobile loans.

Total loan receivable balances decreased $217.5 million in 2024 versus a decrease of $55.0 million in 2023. The commercial loan portfolio decreased by $184.8 million in 2024, in comparison to a decrease of $9.2 million in 2023, while the consumer loan portfolio decreased by $8.8 million in 2024, in comparison to a decrease of $104.2 million in 2023. Additionally, the residential mortgage loan portfolio decreased by $21.8 million and $63.0 million in 2024 and 2023, respectively. Net charge-offs in 2024 totaled $4.4 million, in comparison to net charge-offs of $9.3 million in 2023. Lastly, the provision for credit losses was impacted by a $0.6 million decrease in the specific credit loss allocations in 2024, relative to a $0.1 million decrease in provision for such loan losses in 2023.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains or losses on sale of loans account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio. Total noninterest income for 2024, 2023 and 2022 was $42.9 million, $19.7 million and $27.6 million, respectively.

The increase in noninterest income for 2024 compared to 2023 was primarily the result of increases of $11.7 million in gain on sale of assets, $2.5 million in payment card and service charge income and $1.0 million in holding gains on equity securities. The gain on sale of assets in 2024 was primarily driven by the sale-leaseback transaction, resulting in a pre-tax gain on sale of assets of $11.8 million. For more information regarding the sale-leaseback transaction, refer to Note 4 – Premises and Equipment accompanying the consolidated financial statements included elsewhere in this report. Additionally, there was $1.4 million in equity method investment income from our mortgage segment, compared to equity method investment losses of $2.5 million in 2023. Gain on sale of available-for-sale investment securities was $0.7 million in 2024, compared to a loss of $1.5 million in 2023, and gain on sale of loans was $1.0 million in 2024, driven by government guaranteed loan sales, compared to a loss of $0.7 million on the sale of subprime automobile loans in 2023.

Noninterest Expense

Noninterest expense was $122.2 million and $117.6 million in 2024 and 2023, respectively. The increase of noninterest expense relative to the year ended December 31, 2023 primarily reflects increases of $4.6 million in salaries and employee benefits and $3.0 million in professional fees, incurred to enhance our risk management and compliance related infrastructure.

Approximately, 56% and 54% of noninterest expense for 2024 and 2023, respectively, related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to services organizations.

Discontinued Operations

In February 2023, we completed the sale of Chartwell for total consideration of $14.4 million in the form of a loan issued to the buyer, resulting in a gain on sale of $11.8 million. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60-day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser for Chartwell to continue to provide services and support for three years following the sale. We paid $3.9 million and $2.5 million in fees related to this contract during the years ended December 31, 2024 and December 31, 2023, respectively.

Income Taxes

We incurred income tax expense of $6.1 million and $8.1 million in 2024 and 2023, respectively. Our effective tax rate was 23% and 21% in 2024 and 2023, respectively. Our effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by us. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses. For 2024, we expect to file tax returns in 28 states.

Return on Assets and Equity

Assets

Our return on average assets was 0.6% in 2024, compared to 0.9% in 2023. The decline in 2024 is a result of an $11.1 million, or 35.6%, decline in earnings, which is partially offset by a $73.3 million, or 2.2%, decline in average total assets as compared to 2023. The decline in average total assets was primarily the result of a $116.1 million, or 5.0%, decline in average total loans, partially offset by increases of $28.7 million, or 8.5%, and $7.7 million, or 1.9%, in average investment securities and average interest-bearing deposits with banks, respectively.

Equity

Our return on average stockholders’ equity was 6.9% in 2024, compared to 11.4% in 2023. The decline in 2024 is a result of an $11.1 million, or 35.6%, decline in earnings and an $18.2 million, or 6.7%, increase in average equity to $292.2 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $317.9 million at December 31, 2024, compared to $398.2 million at December 31, 2023. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities totaled $454.2 million at December 31, 2024, compared to $386.4 million at December 31, 2023.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2024	2023
Available-for-sale securities:
United States government agency securities	$39,846	$38,408
United States sponsored mortgage-backed securities	147,580	82,382
United States treasury securities	103,975	100,356
Municipal securities	102,140	106,907
Corporate debt securities	9,918	8,942
Other debt securities	7,500	7,500
Other securities	681	780
Total investment securities available-for-sale	$411,640	$345,275

Equity securities	$42,583	$41,086

At December 31, 2024, all investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. The increase in investment securities balances during 2024 was driven by purchases of available-for-sale mortgage-backed securities. At December 31, 2024, the amortized cost of available-for-sale investment securities totaled $445.5 million, resulting in a net unrealized loss in the investment portfolio of $33.9 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments. Declines in the fair values of these securities can be attributed to general market conditions, rather than credit-related conditions. The municipal securities continue to give us the ability to pledge and to decrease the effective tax rate.

At December 31, 2024, equity securities primarily consist of our Fintech investment portfolio and are comprised of investments in nine companies with a carrying value of $36.5 million. Investments in our top four equity securities represented $34.1 million, or 93.4%, of our total Fintech investment portfolio at December 31, 2024. The Fintech equity securities do not have readily determinable fair values and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2024:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$—	—%	$4,223	1.36%	$22,899	2.54%	$18,327	3.70%	$45,449	$39,846
United States sponsored mortgage-backed securities	—	—	—	—	5,241	2.82	155,791	4.24	161,032	147,580
United States treasury securities	96,137	0.62	9,958	0.78	—	—	—	—	106,095	103,975
Municipal securities	300	4.30	912	4.67	7,410	2.01	106,223	2.63	114,845	102,140
Corporate debt securities	2,850	8.14	3,305	9.57	3,788	7.33	—	—	9,943	9,918
Other debt securities	—	—	—	—	7,500	—	—	—	7,500	7,500
Total	$99,287	0.84%	$18,398	2.68%	$46,838	2.47%	$280,341	3.60%	$444,864	$410,959

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

Management continually evaluates hedging strategies that are available to manage interest rate risk. We enter into interest rate swap contracts designated as hedging instruments to manage the interest rate risk associated with certain fixed rate available for sale securities. In 2023 we entered into a portfolio layer method interest rate swap designated as a hedging instrument over a closed portfolio of municipal securities. The notional amount was $50.0 million as of December 31, 2024 and December 31, 2023 and the swap was in a liability position with a fair value of $0.6 million and $1.6 million as of December 31, 2024 and December 31, 2023, respectively. The amortized cost basis of the closed portfolio of municipal securities was $58.3 million and $59.3 million as of December 31, 2024 and December 31, 2023, respectively, which includes basis adjustments of $0.6 million and $1.6 million. This interest rate swap was voluntarily discontinued in January 2025. For additional details on our hedging activity, refer to Note 19 – Derivatives accompanying the consolidated financial statements included elsewhere in this report.

Loans

Our primary market areas are North Central West Virginia, Northern Virginia, North Carolina and South Carolina. Our loan portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, home equity lines of credit and consumer lending. Loans receivable totaled $2.10 billion as of December 31, 2024, a decrease of $217.5 million from $2.32 billion as of December 31, 2023.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2024	2023
Business	$668,458	$797,100
Real estate	632,898	670,584
Acquisition, development and construction	115,500	134,004
Commercial	$1,416,856	$1,601,688
Residential	650,708	672,547
Home equity lines of credit	12,933	14,531
Consumer	18,620	27,408
Total loans	$2,099,117	$2,316,174
Deferred loan origination fees and costs, net	1,014	1,420
Loans receivable	$2,100,131	$2,317,594

At December 31, 2024, commercial and non-residential real estate loans represented the largest portion of the portfolio at 67.5%. Commercial and non-residential real estate loans totaled $1.42 billion at December 31, 2024, compared to $1.60 billion at December 31, 2023. Management expects to continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers account for the second largest portion of the loan portfolio, comprising 31.0%. Residential real estate loans totaled $650.7 million at December 31, 2024, compared to $672.5 million at December 31, 2023. Management believes residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to both those in the primary North Central West Virginia and Northern Virginia markets, as well as those in the surrounding areas as management deems appropriate.

Consumer loans totaled $18.6 million at December 31, 2024, compared to $27.4 million at December 31, 2023. This decrease was the result of $7.9 million of scheduled principal curtailments/payoffs and $0.9 million of charge-offs.

At December 31, 2024, Special Mention loans amounted to $50.4 million. The balance is comprised of 52 loans, which include four loans totaling $12.1 million to a single borrower for retail commercial real estate projects, an $8.9 million line of credit secured by a borrowing base, a $7.7 million commercial real estate loan to a senior care facility and a $2.5 million commercial term loan to finance a business acquisition. In addition, there are 45 loans to various unrelated borrowers totaling $19.1 million in commercial, home equity line of credit ("HELOC"), installment and mortgage loans. These are loans for which information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future.

There were 54 additional loans that management identified as Substandard loans, totaling $76.8 million as of December 31, 2024. These loans include a $18.0 million loan to a skilled nursing facility, $17.7 million in three loans to finance hospitality properties to three related borrowers and a $13.5 million loan to finance a multifamily real estate property. In addition, there are 49 loans to various unrelated borrowers totaling $27.6 million in commercial, HELOC, installment and mortgage loans. These are loans where known information about the borrowers’ credit problems causes management to have serious doubts as to the borrowers’ ability to comply with the loan repayment terms in the future.

The following table provides loan maturities at December 31, 2024:

(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial	$458,074	$725,822	$218,259	$14,701	$1,416,856
Residential	82,175	53,224	18,089	497,220	650,708
Home equity lines of credit	87	140	1,505	11,201	12,933
Consumer	60	18,560	—	—	18,620
Total loans	$540,396	$797,746	$237,853	$523,122	$2,099,117

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2024 that mature after one year:

(Dollars in thousands)	Commercial and non-residential real estate	Residential	Home equity lines of credit	Consumer	Total
Predetermined fixed interest rate	$501,848	$204,566	$42	$18,578	$725,034
Floating or adjustable interest rate	915,008	446,142	12,891	42	1,374,083
Total as of December 31, 2024	$1,416,856	$650,708	$12,933	$18,620	$2,099,117

Loan Concentration

At December 31, 2024, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. Healthcare loans are a significant component of commercial and non-residential real estate loans and comprise 22.7% of total loans receivable at December 31, 2024. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in our market areas.

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate (“CRE”) loans. The federal banking regulators have issued guidance to remind financial institutions of the risk posed by CRE lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for bank examiners to help identify institutions that are potentially exposed to significant CRE loan risk and may warrant greater supervisory scrutiny:

●	Total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital; or
●	Total CRE loans as defined in the CRE guidance represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months.

As of December 31, 2024, the Bank's concentration of loans for construction, land development and other land as a percentage of capital totaled 31.3% and the Bank's CRE loan concentration, excluding owner-occupied loans, as a percentage of capital totaled 222.0%.

All commercial loans, regardless of loan type, with an exposure of $1 million or greater are subject to the Bank’s internal annual review process. This process involves the collection and analysis of updated financial statements from all parties required to provide them under the loan agreements, as well as several other review items, dependent upon the specific loan characteristics, including but not limited to:

●	Site visit
●	Field exam
●	Updated collateral valuation
●	General discussions with the borrower regarding business conditions and their overall sentiment

The internal annual review process is specialized based on the loan type, with emphasis and additional analysis performed based on each specific loan type’s characteristics.

●
CRE loans are analyzed on the characteristics of the subject property compared to any other aspect of the borrower. Rent rolls and current occupancy trends are compared to the local market. Recent sales of comparable properties in the area are reviewed for potential impacts on current market values. The property and tenant types are reviewed, as different CRE loan types carry different inherent risks. Property-specific cash flows are stressed through sensitivity analysis and lease burn-off analysis.

●	Commercial and industrial loans are usually analyzed with the borrower, and any co-borrowers or guarantors together as a global cash flow. For these loan types, while still important, less emphasis is put on loan-to-value ("LTV") or collateral than the CRE loans, and more emphasis is placed on the borrower’s financial operating performance, as well as the character of the individuals involved. The borrower’s financial performance is weighed more heavily, as this aspect of the credit is seen as more important for ongoing business operations than the CRE loan type, which focuses more on the subject property’s characteristics.
●	Commercial acquisition, development and construction loans are analyzed for the unique risks of development and construction. Less emphasis is given to cash flows, as the expected repayment source is often the sale of the subject property, which typically does not occur until after the construction is finished. The analysis is more reliant upon budgets, plans and as-complete collateral values, as well as management’s comfort and familiarity with the individual borrowers.
●	Residential Real Estate loans are only subject to the internal annual review process if they are commercial loans secured by 1-4 family homes, which includes both term and construction notes. Term loans require most of the same documentation as multifamily properties within the CRE loan type, such as rent rolls or leases, and collateral analysis of the subject property’s local market. Most of the construction loans to residential builders at the Bank have long relationships with the lending team and a history of successful projects. Analysis of these loans includes reviewing updated market conditions, such as days on market, median sales price, sold versus list price, months of inventory and other factors. These builders are concentrated in the Northern Virginia and Washington D.C. metro areas.
●	Consumer residential real estate, home equity lines of credit and consumer notes are not subject to the internal annual review process. These notes are underwritten at origination, and then monitored for payment performance.

Management continuously reviews the commercial real estate portfolio on an annual basis, through the internal annual review process, third-party review engagements and other specialized ad hoc portfolio reviews as deemed appropriate by management. During the year ended December 31, 2024, management focused on the review of non-owner-occupied real estate, with an emphasis on office properties. This review was triggered by the macroeconomic trend of increasing vacancy rates, brought on by the continued work from home trend.

Management recognizes that the current business environment is inflationary, with elevated interest rates. This has portfolio wide impacts on borrowers’ cash flows and borrowing costs, and is not considered to be market or industry specific. However, management recognizes that some portions of the portfolio, such as loans with variables interest rates, are more susceptible to the current economic environment.

Should any deficiencies or problems be identified during these regular reviews, subject loans will be appropriately reviewed for any downgrades and be presented at the monthly Special Assets Review Committee for any further necessary action.

Management tracks several commercial real estate concentrations monthly. These concentrations are monitored through bi-annual concentration scorecards, which are presented to the Bank’s Board for review and approval. These scorecards are used to justify the lending limits for each concentration. There are five CRE loan concentrations currently being monitored:

●	Nursing Homes
●	Retail
●	Office
●	Multifamily
●	Hospitality

(Dollars in thousands)	Real Estate Concentration	Classified Loans	Classified Loans per Concentration	Weighted LTV
December 31, 2024
CRE Loans
Nursing Homes	$382,879	$17,984	4.7%	62.3%
Retail	70,527	—	—%	58.6%
Office	63,680	13,298	20.9%	53.6%
Multifamily	55,841	—	—%	60.1%
Hospitality	35,568	16,654	46.8%	47.5%
Other	24,403	—	—%	57.1%
Total CRE	$632,898	$47,936	7.6%

Overall, these concentrations have weighted average LTVs between 47% - 63%. The “Other” segment above contains all CRE loan types outside of the five listed. These Other concentrations are not tracked through scorecards, and are immaterial to the CRE loan portfolio.

Nursing Homes are mainly originated through purchased participation from third-party banks. These loans typically are made to skilled nursing facilities ("SNF") and are secured by the subject properties. A majority of these loans are bridge to U.S. Department of Housing and Urban Development loans and have a three to five year term. As of December 31, 2024, these borrowers are in 21 different states. This concentration contains a single classified note, well secured by multiple SNF properties in Michigan.

Retail borrowers are mainly located in the Northern Virginia and Washington, D.C. metro area. These borrowers vary in size and scope, but generally include multi-unit retail strip centers.

Office borrowers are more dispersed, with material loan balances in Northern Virginia, Southwest Pennsylvania and North Central West Virginia. Since the COVID-19 pandemic, the office CRE loan concentration has been subject to increased scrutiny by management, due to the lowered demand for office space. This concentration includes three Classified notes to unrelated borrowers, secured by properties in North Central West Virginia and Southwestern Pennsylvania.

Multifamily borrowers are mainly located in the Northern Virginia and North Central West Virginia areas and are heavily concentrated in three loans to two unrelated borrowers. These three loans make up more than 60% of the total concentration.

The Hospitality concentration consists of eight loans to two unrelated ownership groups. One group with five loans are in the Washington, D.C. metro area, with all loans performing. The second group includes three loans in North West Virginia/Southeast Ohio, and are all classified. However, these notes are paying as agreed under forbearance agreements.

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

At December 31, 2024 and 2023, individually analyzed loans totaled $43.2 million and $11.8 million, respectively. The increase in individually analyzed loans is primarily due to the addition of two commercial real estate loans totaling $31.5 million. A portion of the ACL of $1.3 million and $1.9 million was allocated to cover any loss in individually analyzed loans at December 31, 2024 and 2023, respectively. Loans past due more than 30 days were $45.5 million and $14.0 million, respectively, at December 31, 2024 and 2023.

	December 31,
	2024	2023
Loans past due more than 30 days to gross loans	2.2%	0.6%
Loans past due more than 90 days to gross loans	1.8%	0.2%

For tables reflecting the allocation of the ACL, refer to Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

The following table summarizes the primary segments of the ACL as of December 31, 2024 and 2023:

(Dollars in thousands)	2024		2023
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$10,838	67%	$12,536	69%
Residential	7,322	31	6,412	29
Home equity lines of credit	95	1	97	1
Consumer and other	1,408	1	3,079	1
Total	$19,663	100%	$22,124	100%

Nonperforming assets consist of loans that are no longer accruing interest and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed and charged to earnings. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by $1.6 million, $0.8 million and $0.5 million for 2024, 2023 and 2022, respectively, if loans had performed in accordance with their terms.

Nonperforming assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2024	2023
Non-accrual loans
Commercial	$20,109	$7,680
Real estate and home equity	4,278	243
Consumer and other	220	344
Total nonperforming loans	24,607	8,267
Other real estate, net	2,827	825
Total nonperforming assets	$27,434	$9,092

Allowance for credit losses	$19,663	$22,124
Nonperforming loans to gross loans	1.2%	0.4%
Allowance for credit losses to total loans	0.94%	0.95%
Allowance for credit losses to nonperforming loans	79.9%	267.6%
Nonperforming assets to total assets	0.9%	0.3%

Individually analyzed loans have increased by $31.4 million, or 266.1%, during 2024. This change is the net effect of multiple factors, primarily the identification of $40.0 million of recently individually analyzed loans, offset by normal loan amortization of $6.4 million, $0.9 million in charge offs, the reclassification of $0.7 million of previously reported individually analyzed loans to performing loans and principal curtailments/payoffs of $0.6 million.

The $40.0 million of recently individually analyzed loans were concentrated in an $18.0 million commercial real estate loan to a skilled nursing facility, or 45%, of the recently identified loans and a construction note secured by a multifamily property totaling $13.5 million, or 34%, of the recently identified loans. There are additionally $4.2 million, or 11%, in loans with government guarantees to 17 separate borrowers and are in various stages of either forbearance agreement or liquidation. The nursing facility note is currently paying while going through the process to sell the property via auction and the multifamily property is currently paying while being examined for a possible refinance.

The $0.6 million of principal curtailments/payoffs were concentrated in a single government lease commercial relationship, in which a curtailment of $0.5 million was received under a forbearance agreement, or 83% of the total principal curtailments, and a curtailment of $0.1 million received from the sale of heavy equipment collateral, or 17% of the total principal curtailments.

The $0.9 million of charged off loans were concentrated in one commercial relationship representing $0.6 million, or 67%, of the charge offs. This note was a government guaranteed note that was secured by business assets. The subprime auto segment also saw a net change of $0.1 million, which has been attributed to charge offs. These charge offs were to various individual loans secured by automobiles and comprised 11% of the total charge offs.

Loans classified as Special Mention totaled $50.4 million and $83.8 million as of December 31, 2024 and December 31, 2023, respectively. The decrease of $33.4 million, or 39.9%, was concentrated in the commercial loan portfolio. This decrease is primarily the result of the risk downgrade to either Substandard or Doubtful of 12 loans to 10 relationships, totaling $36.3 million. Of the 20 loans recently downgraded to Special Mention, there were five commercial loans totaling $12.2 million to three relationships for government lending, a commercial business acquisition loan for $2.5 million and a $2.3 million commercial real estate construction loan. Offsetting this increase was the upgrading of a note secured by a senior care facility totaling $4.0 million. There were also two Special Mention notes that were paid off during the year totaling $0.7 million. These included one commercial note and one HELOC.

Loans classified as Substandard totaled $76.8 million and $34.0 million as of December 31, 2024 and December 31, 2023, respectively. The increase of $42.8 million, or 125.9%, was concentrated in the commercial loan portfolio. The increase is primarily due the risk grade downgrade of 14 loans to separate commercial loan relationships totaling $50.0 million, the downgrade of 11 residential and HELOC notes totaling $4.7 million, the payoff of six commercial and mortgage loans totaling $3.3 million, the charge off of a $0.6 million commercial note and the continued curtailment of the loans that remained within the portfolio.

Loans classified as Doubtful totaled $3.4 million and $4.6 million as of December 31, 2024 and December 31, 2023, respectively. The decrease of $1.2 million, or 26.1%, was concentrated in the commercial loan portfolio and is the result of the implementation of the workout of these loans resulting in principal reduction from paydowns, loan sales and foreclosures of various loans to unrelated borrowers, as well as two charge offs of commercial loans totaling $0.5 million secured by heavy equipment and vehicles. As of December 31, 2024, there is $0.2 million in in calculated credit loss reserve allocation against these 16 Doubtful loans.

Interest Rate Risk

Management continually evaluates hedging strategies that are available to manage interest rate risk. We enter into interest rate swap contracts designated as hedging instruments to manage the interest rate risk associated with certain fixed rate loans. In 2023 we entered into four portfolio layer method interest rate swaps designated as hedging instruments over a closed portfolio of fixed-rate mortgage loans, one of which was voluntarily discontinued during 2024. The notional amount of the interest rate swap portfolio was $126.0 million and $390.3 million as of December 31, 2024 and December 31, 2023, respectively, including amortization adjustments of $24.0 million and $9.7 million related to one of the swaps which is amortizing. The interest rate swap portfolio was in an asset position with a fair value of $0.5 million as of December 31, 2024 and a liability position with a fair value of $4.5 million as of December 31, 2023. The amortized cost basis of the closed portfolio of fixed-rate loans was $443.8 million and $491.0 million as of December 31, 2024 and December 31, 2023, respectively, which include basis adjustments of $1.1 million and $4.1 million.

Management also enters into interest rate swap contracts not designated as hedging instruments to help a small number of commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a "mirror" swap contract with a third-party who exchanges the borrower's fixed-rate payments for floating-rate loan payments. At December 31, 2024 the fair value and notional amount of the interest rate swap agreements were $5.9 million and $133.9 million, respectively, as compared to $6.2 million and $126.5 million at December 31, 2023. For additional details on our hedging activity, refer to Note 19 – Derivatives accompanying the consolidated financial statements included elsewhere in this report.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings, when evaluating funding sources. Deposits continue to be the most significant source of funds, totaling $2.69 billion, or 97.2% of funding sources, at December 31, 2024, versus $2.90 billion, or 97.1% of such funding sources, at December 31,

2023. Of these amounts, gaming deposits totaled $227.6 million and $354.1 million at December 31, 2024 and 2023, respectively. Borrowings, consisting of subordinated debt, senior term loan and other borrowings represented 2.7% of funding sources at December 31, 2024 and December 31, 2023. Repurchase agreements, which are available to large corporate customers, represented 0.1% and 0.2% of funding sources at December 31, 2024 and 2023, respectively.

Management continues to emphasize the development of noninterest-bearing deposits as a core funding source. At December 31, 2024, noninterest-bearing balances totaled $941.0 million, compared to $1.20 billion at December 31, 2023, or 34.9% and 41.3%, respectively, of total deposits. Interest-bearing deposits totaled $1.75 billion at December 31, 2024, compared to $1.70 billion at December 31, 2023, or 65.1% and 58.7%, respectively, of total deposits.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$940,994	$1,197,272
NOW	473,225	538,444
Savings and money markets	437,145	571,299
Time deposits, including CDs and IRAs	842,251	594,461
Total deposits	$2,693,615	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,962	$3,150

Average interest-bearing deposits totaled $1.80 billion during 2024 compared to $1.86 billion during 2023. Average noninterest bearing deposits totaled $1.07 billion during 2024 and 2023.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holders' deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.42 billion at December 31, 2024 and $1.09 billion at December 31, 2023, and substantially all represent banking-as-a-service clients.

Maturities of time deposits that met or exceeded the FDIC insurance limit as of December 31, 2024:

(Dollars in thousands)	2024
Under three months	$1,604
Over three to 12 months	1,358
Total	$2,962

Total uninsured deposits were $966.0 million, or 35.9% of total deposits, as of December 31, 2024. Of these uninsured deposits, $258.5 million represents collateralized public fund deposits. Further, at December 31, 2024, we had available liquidity of $317.9 million of cash and cash equivalents on hand and $648.6 million remaining borrowing capacity with the FHLB.

Along with deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital Resources

During the year ended December 31, 2024, stockholders’ equity increased $16.4 million to $305.8 million from $289.3 million. This increase primarily consists of net income for the year of $20.1 million, stock-based compensation of $2.9 million, common stock options exercised totaling $1.5 million and other comprehensive income of $0.6 million, partially offset by cash dividends paid of $8.8 million.

With stockholders’ equity increasing as noted above and with the decline in assets of $185.2 million, the equity to assets ratio increased from 8.7% at December 31, 2023 to 9.8% at December 31, 2024. We paid dividends to common shareholders of $8.8 million in 2024 and $8.6 million in 2023, compared to earnings of $20.1 million in 2024 versus $31.2 million in 2023, resulting in an increase in the dividend payout ratio to 43.7% in 2024 from 27.7% in 2023.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

The Bank's CBLR at December 31, 2024 was 11.2%, which is above the well-capitalized standard of 9%. Management currently believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $379.7 million and $504.3 million as of December 31, 2024 and 2023, respectively. We believe that these sources of funds would enable us to meet cash obligations as they come due.

Our main source of liquidity comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2024, cash flows from investing activities totaled $144.5 million, while cash used in operating and financing activities totaled $0.3 million and $224.5 million, respectively. Cash flows from operating, investing and financing activities during the year ended December 31, 2023 totaled $58.2 million, $88.2 million and $211.5 million, respectively. Significant changes in cash flows during the year ended December 31, 2024 include inflows from the net change in loans of $199.6 million, sales of available-for-sale investment securities of $24.3 million and net maturities/paydowns of available-for-sale investment securities of $17.4 million, partially offset by cash outflows of $207.9 million from the net change in deposits and $111.8 million to purchase available-for-sale investment securities. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services.

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

Critical Accounting Estimates

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

Allowance for Credit Losses

Since the implementation of CECL in January 2023, the ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments, primarily to loans and unfunded loan commitments on our balance sheet. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts and the value of collateral on collateral-dependent loans. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

We estimate the general component of the ACL based on a forecasting model and consideration of qualitative factors, both internal and external, all of which may be susceptible to significant change.

Through a loss driver analysis, a forecasting model that correlates specific economic factors with credit quality of each loan segments was developed. Peer bank data was identified and used in this process, as we did not have adequate quarterly loan data to analyze over the look-back period to 2007. After both historical peer loan data and various economic factors over the same look-back period were analyzed, two economic variables, national GDP and national unemployment rate, were identified as showing the most correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period, before reverting to the long-term average quarterly rate of each variable over the next 12-month period, then maintains this quarterly average for the life of the loan segment. We use these variables to produce an estimated probability of default for each quarter period and, through a proprietary model, also calculate a loss given default factor to estimate overall losses. Benchmark studies are also prepared for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment.

The qualitative factors include items such as the nature and volume of the portfolio; the volume and severity of problem credits; collateral values; portfolio concentrations; economic and business conditions; lending policies and procedures; experience of lending management and staff; and quality of the loan review system. Each of these environmental factors has been analyzed by management and each has been assigned a risk modifier on a four-point scale (No Change, Minor, Moderate and Major) as a measure of the risk that factor creates to the Bank’s loan portfolio. Each environmental factor has also been weighted to reflect how it relates to the different portfolio segments (i.e., various Commercial, Residential, Consumer and HELOC). Individual risk grade factors are then calculated by applying the individual weightings to the individual risk modifiers. The total of these factors provides an overall risk grade for each portfolio segment, which is then applied to a basis point scale to calculate an actual loss rate adjustment. This process is applied to each of the Bank’s portfolio segments. As of December 31, 2024, the "economic and business conditions" factor was generally the highest weighted qualitative factor, with a weighting of 10% to 20%, and given a risk rating of “Minor” for fifteen and "Moderate" for five of the 21 portfolio segments. Increasing the risk rating by one for all segments would have resulted in an additional allowance of $1.9 million at December 31, 2024 and decreasing the risk grade by one would have resulted in a reduction to the allowance of $1.8 million.

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

Fair Value of Level III Financial Instruments

Available-for-sale investment securities are recorded at fair value based upon quoted prices, if available. However, certain local municipal securities included in available-for-sale securities, which are related to tax increment financing, represent Level III instruments. These are assets that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The fair value of Level III municipal securities are based upon pricing obtained from third-party pricing services, which perform independent analysis of liquidity, rating, yield and duration. Based upon internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820, Fair Value Measurement.

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. Assets acquired, liabilities assumed and consideration exchanged are recorded at their respective acquisition date fair values. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment and the use of models are necessary to estimate fair value. Significant assumptions used in models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data when possible. Fair value estimates are also based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. When changes in market conditions reduce the availability of quoted prices or observable data, the estimate of fair value becomes more subjective and requires a higher degree of management judgment.

Refer to Note 18 – Fair Value Measurements accompanying the consolidated financial statements included elsewhere in this report for a complete discussion of our use of fair value and the related measurement practices.

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable to us are described further in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to potential losses arising from, among other items, changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate our sources, uses and pricing of funds.

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

As of December 31, 2024, the Bank is shown in an asset sensitive position in down rate environments after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will be repriced in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will be repriced in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(20.0)%	(27.5)%	(35.0)%
December 31, 2024	31.7%	23.7%	15.7%	7.7%	(6.5)%	(12.8)%	(18.6)%	(24.2)%
December 31, 2023	51.8%	39.7%	27.6%	16.1%	(7.6)%	(20.2)%	(33.4)%	(44.8)%

Net interest income sensitivity is tested by shocking a forward rate curve. The change in income is then examined in scenarios where the rate curve is shocked up or down in a parallel shock. Deposit repricing during the last year lagged the movement of the Fed Funds Rate. As these increases have been realized, interest expense is higher in a flat rate scenario. However, the betas for deposit repricing allow interest expense to increase more in up rates and decrease more in down rates in 2024 than during 2023.

At December 31, 2024, the expectation is for rates to begin a steady decline over the next one to two years, through small drops, with another stabilization moving forward. There is impact in a downrate environment as the bank deals heavily in variable rate loans and deposits.

Net interest income at risk does not currently exceed policy limits in parallel instantaneous interest rate shock scenarios. In the past, policy violations in these scenarios were driven largely by the general level or market interest rates described in the preceding paragraph as well as our cost of funding. Our deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. Conversely, our floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment. Additionally, mortgage companies experience a higher volume of loan originations and refinance activity as interest rates fall. The impact of this increase in loan volume is reflected in income from equity method investments and represents a benefit to net income that partially offsets the losses to net interest income experienced in a falling rate environment.

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

Estimated Changes in EVE
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
December 31, 2024	(18.9)%	(16.1)%	(9.2)%	(3.2)%	(0.6)%	(6.7)%	(12.2)%	(15.8)%
December 31, 2023	(2.3)%	(1.9)%	(1.3)%	(0.6)%	0.7%	(0.7)%	(3.5)%	(6.0)%

The Economic Value of Equity ("EVE") was stable across rate changing scenarios for 2023. The Fed Funds Rate increased significantly during 2022. The full effect of this rate movement was not fully realized in the deposit portfolio until 2023. Throughout 2023, in the rising rate environment, interest-bearing deposits were repriced, leading to increased cost of funds. The significant change in rates also drove previously non-interest-bearing deposits into new interest-bearing account types. This migration of noninterest-bearing deposits to interest-bearing impacted the cost of interest-bearing liabilities. This impact drove the cost of interest-bearing liabilities up, allowing the cost to behave similar to the discount rate applied to cash flows. These changes in rates took place in 2023. Any further deposit repricing would also be a major driver in the EVE calculation differences.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As described in Note 1 and 3 to the consolidated financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $19.7 million as of December 31, 2024. The Company determines the current expected credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral based or cash flow-based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. Management has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis, with the initial segmentation based on call report loan codes.

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
/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida
March 12, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Internal Control over Financial Reporting
We have audited MVB Financial Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024, and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 12, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Tampa, Florida
March 12, 2025

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2024 and 2023

	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,876	$6,564
Interest-bearing balances with banks	310,037	391,665
Total cash and cash equivalents	317,913	398,229
Investment securities available-for-sale	411,640	345,275
Equity securities	42,583	41,086
Loans held-for-sale	—	629
Loans receivable	2,100,131	2,317,594
Allowance for credit losses	(19,663)	(22,124)
Loans receivable, net	2,080,468	2,295,470
Premises and equipment, net	12,475	20,928
Bank-owned life insurance	45,455	44,287
Equity method investments	78,255	75,754
Assets held-for-sale	2,278	—
Accrued interest receivable and other assets	137,637	92,224
TOTAL ASSETS	$3,128,704	$3,313,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$940,994	$1,197,272
Interest-bearing	1,752,621	1,704,204
Total deposits	2,693,615	2,901,476
Accrued interest payable and other liabilities	52,032	37,917
Repurchase agreements	2,759	4,821
Subordinated debt	73,787	73,540
Senior term loan	—	6,786
Liabilities held-for-sale	720	—
TOTAL LIABILITIES	2,822,913	3,024,540

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized; 13,793,311 and 12,945,295 shares issued and outstanding, respectively, as of December 31, 2024 and 13,606,399 and 12,758,383 shares issued and outstanding, respectively, as of December 31, 2023	13,793	13,606
Additional paid-in capital	164,677	160,488
Retained earnings	172,181	160,862
Accumulated other comprehensive loss	(28,231)	(28,831)
Treasury stock - 848,016 shares as of December 31, 2024 and December 31, 2023, at cost	(16,741)	(16,741)
Total equity attributable to parent	305,679	289,384
Noncontrolling interest	112	(42)
Total stockholders' equity	305,791	289,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,128,704	$3,313,882
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
INTEREST INCOME
Interest and fees on loans	$153,628	$159,635	$116,583
Interest on deposits with banks	21,814	21,043	1,637
Interest on investment securities	7,693	5,576	3,496
Interest on tax-exempt loans and securities	2,707	3,564	4,241
Total interest income	185,842	189,818	125,957

INTEREST EXPENSE
Interest on deposits	73,105	61,660	10,476
Interest on subordinated debt	3,229	3,219	3,072
Interest on short-term borrowings and repurchase agreements	46	890	443
Interest on senior term loan	264	766	163
Total interest expense	76,644	66,535	14,154

NET INTEREST INCOME	109,198	123,283	111,803
Provision (release of allowance) for credit losses	3,541	(1,921)	14,194
Net interest income after provision (release of allowance) for credit losses	105,657	125,204	97,609

NONINTEREST INCOME
Payment card and service charge income	16,300	13,776	11,648
Insurance income	288	335	849
Gain (loss) on sale of available-for-sale securities, net	658	(1,536)	650
Gain (loss) on sale of equity securities, net	103	(269)	(56)
Gain (loss) on derivatives, net	60	(659)	—
Gain (loss) on sale of loans, net	1,038	(744)	1,655
Holding gain (loss) on equity securities	1,184	146	(1,543)
Compliance and consulting income	4,675	4,312	4,598
Equity method investments income (loss)	1,421	(2,499)	(713)
Equity method investment gain	—	—	1,874
Loss on acquisition and divestiture activity	—	(986)	—
Gain on sale of assets	11,703	—	4,978
Other operating income	5,483	7,839	3,625
Total noninterest income	42,913	19,715	27,565

NONINTEREST EXPENSES
Salaries and employee benefits	67,955	63,371	62,534
Occupancy expense	3,887	3,701	4,051
Equipment depreciation and maintenance	4,581	5,558	5,496
Data processing and communications	5,471	4,878	4,198
Professional fees	21,348	18,344	15,661
Insurance, tax and assessment expense	4,169	4,436	2,605
Travel, entertainment, dues and subscriptions	6,644	6,825	6,836
Other operating expenses	8,171	10,512	8,765
Total noninterest expense	122,226	117,625	110,146
Income from continuing operations, before income taxes	26,344	27,294	15,028
Income taxes	6,099	5,070	3,294
Net income from continuing operations	20,245	22,224	11,734
Income from discontinued operations, before income taxes	—	11,831	3,487
Income taxes	—	3,049	834
Net income from discontinued operations	—	8,782	2,653
Net income	20,245	31,006	14,387
Net (income) loss attributable to noncontrolling interest	(154)	226	660
Net income available to common shareholders	$20,091	$31,232	$15,047

Earnings per share from continuing operations - basic	$1.56	$1.77	$1.01
Earnings per share from discontinued operations - basic	$—	$0.69	$0.22
Earnings per common share - basic	$1.56	$2.46	$1.23
Earnings per share from continuing operations - diluted	$1.53	$1.72	$0.96
Earnings per share from discontinued operations - diluted	$—	$0.68	$0.21
Earnings per common share - diluted	$1.53	$2.40	$1.17
Weighted-average shares outstanding - basic	12,890,161	12,694,206	12,279,462
Weighted-average shares outstanding - diluted	13,136,758	12,997,332	12,870,734
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Net income before noncontrolling interest	$20,245	$31,006	$14,387

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	623	10,257	(45,730)
Reclassification adjustment for (gain) loss recognized in income	(866)	1,536	(650)
Change in defined benefit pension plan	767	61	815
Reclassification adjustment for amortization of net actuarial loss recognized in income	174	117	429
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	(289)	(83)
Other comprehensive income (loss), before tax	698	11,682	(45,219)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(76)	(2,466)	11,252
Reclassification adjustment for (gain) loss recognized in income	208	(369)	152
Change in defined benefit pension plan	(187)	(15)	(201)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(43)	(28)	(103)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	69	21
Income taxes related to items of other comprehensive income (loss):	(98)	(2,809)	11,121

Total other comprehensive income (loss), net of tax	600	8,873	(34,098)

Comprehensive (income) loss attributable to noncontrolling interest	(154)	226	660

Comprehensive income (loss)	$20,691	$40,105	$(19,051)

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2024, 2023 and 2022

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2022	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303
Net income (loss)	—	—	—	15,047	—	—	—	15,047	(660)	14,387
Other comprehensive loss	—	—	—	—	(34,098)	—	—	(34,098)	—	(34,098)
Cash dividends paid ($0.68 per share)	—	—	—	(8,355)	—	—	—	(8,355)	—	(8,355)
Stock-based compensation	—	—	2,800	—	—	—	—	2,800	—	2,800
Stock-based compensation related to equity method investment	—	—	417	—	—	—	—	417	—	417
Common stock options exercised	160,527	161	1,908	—	—	—	—	2,069	—	2,069
Restricted stock units vested	75,354	75	(75)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(17,596)	(18)	(652)	—	—	—	—	(670)	—	(670)
Common stock issued related to Warp Speed acquisition	313,030	313	9,266	—	—	—	—	9,579	—	9,579
Stock purchase from noncontrolling interest	—	—	(33)	—	—	—	—	(33)	(8)	(41)
Balance as of December 31, 2022	13,466,281	13,466	157,152	144,911	(37,704)	848,016	(16,741)	261,084	307	261,391
Net income (loss)	—	—	—	31,232	—	—	—	31,232	(226)	31,006
Other comprehensive income	—	—	—	—	8,873	—	—	8,873	—	8,873
Cash dividends paid ($0.68 per share)	—	—	—	(8,639)	—	—	—	(8,639)	—	(8,639)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	2,658	—	—	—	—	2,658	—	2,658
Stock-based compensation related to equity method investment	—	—	734	—	—	—	—	734	—	734
Common stock options exercised	107,500	108	529	—	—	—	—	637	—	637
Restricted stock units vested	130,402	130	(130)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(97,784)	(98)	(749)	—	—	—	—	(847)	—	(847)
Redemption of noncontrolling interest	—	—	294	—	—	—	—	294	(123)	171
Balance as of December 31, 2023	13,606,399	13,606	160,488	160,862	(28,831)	848,016	(16,741)	289,384	(42)	289,342
Net income	—	—	—	20,091	—	—	—	20,091	154	20,245
Other comprehensive income	—	—	—	—	600	—	—	600	—	600
Cash dividends paid ($0.68 per share)	—	—	—	(8,772)	—	—	—	(8,772)	—	(8,772)
Stock-based compensation	—	—	2,913	—	—	—	—	2,913	—	2,913
Stock-based compensation related to equity method investment	—	—	417	—	—	—	—	417	—	417
Common stock options exercised	101,483	101	1,388	—	—	—	—	1,489	—	1,489
Restricted stock units vested	111,500	112	(112)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	(26,071)	(26)	(417)	—	—	—	—	(443)	—	(443)
Balance as of December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
OPERATING ACTIVITIES
Net income before noncontrolling interest	20,245	31,006	$14,387
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	1,937	2,072	2,596
Net amortization of deferred loan costs	1,703	1,347	2,526
Provision (release of allowance) for credit losses	3,541	(1,921)	14,194
Depreciation and amortization	3,931	5,003	5,322
Stock-based compensation	2,913	2,658	2,800
Stock-based compensation related to equity method investments	417	734	417
Loans originated for sale	(3,305)	(1,804)	(101,382)
Proceeds of loans held-for-sale sold	4,162	30,725	79,602
Holding (gain) loss on equity securities	(1,184)	(146)	1,543
(Gain) loss on sale of available-for-sale securities, net	(658)	1,536	(650)
(Gain) loss on sale of equity securities, net	(103)	269	56
Gain on sale of loans held-for-sale	(242)	(1,065)	(5,487)
(Gain) loss on sale of loans held for investment	(796)	1,809	3,832
Gain on sale of discontinued operations	—	(11,800)	—
Loss on acquisition and divestiture activity	—	986	—
(Gain) loss on sale of other real estate owned	160	(170)	(47)
Gain on sale of assets	(11,703)	—	—
Income on bank-owned life insurance	(1,168)	(1,048)	(975)
Deferred income taxes	2,196	97	(3,631)
Equity method investments (income) loss	(1,421)	2,499	713
Equity method investment gain	—	—	(1,874)
Return on equity method investments	868	714	8,275
Changes in other assets	(22,045)	(6,925)	(2,438)
Changes in other liabilities	267	1,657	(12,426)
Net cash from operating activities	(285)	58,233	7,353
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(111,761)	(89,522)	(89,600)
Maturities/paydowns of available-for-sale investment securities	17,374	76,631	20,973
Sales of available-for-sale investment securities	24,327	54,531	60,635
Purchases of premises and equipment	(1,620)	(1,915)	(3,041)
Disposals of premises and equipment	—	425	49
Net proceeds from sale of assets	17,307	—	—
Net change in loans	199,581	39,092	(576,303)
Proceeds of loans held for investment sold	1,246	14,934	61,659
Purchases of restricted bank stock	—	—	(61,245)
Redemptions of restricted bank stock	—	—	53,048
Proceeds from maturities of certificates of deposit with banks	—	—	2,719
Proceeds from sale of other real estate owned	167	539	1,482
Purchase of bank-owned life insurance	—	—	(7)
Investment in equity method investments	(1,948)	(2,744)	(38,400)
Purchase of equity securities	(353)	(345)	(4,452)
Proceeds from sale of equity securities	143	566	1,356
Net cash transferred for sale of discontinued operations	—	(3,935)	—
Net cash transferred in divestiture activity	—	(8)	—
Net cash from investing activities	144,463	88,249	(571,127)
FINANCING ACTIVITIES
Net change in deposits	(207,861)	330,994	192,877
Net change in repurchase agreements	(2,062)	(5,216)	(1,348)
Net change in FHLB and other borrowings	—	(102,333)	102,333

	2024	2023	2022
Issuance of senior term loan	—	—	10,000
Payment of senior debt issuance costs	—	—	(123)
Principal payments on senior term loan	(6,845)	(3,030)	(125)
Common stock options exercised	1,489	637	2,069
Withholding cash issued in lieu of restricted stock	(443)	(846)	(670)
Cash dividends paid on common stock	(8,772)	(8,639)	(8,355)
Redemption of noncontrolling interest	—	(100)	—
Stock purchase from noncontrolling interest	—	—	(41)
Net cash from financing activities	(224,494)	211,467	296,617

Net change in cash and cash equivalents	(80,316)	357,949	(267,157)
Cash and cash equivalents, beginning of period	398,229	40,280	307,437
Cash and cash equivalents, end of period	$317,913	$398,229	$40,280

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$73,242	$66,708	$12,285
Income taxes	924	13,082	2,285

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$2,328	$—	$299
Change in unrealized holding gains (losses) on securities available-for-sale	(2,416)	(11,828)	47,508
Restricted stock units vested	112	130	75
Tax withholding obligations on restricted stock units issued	26	98	18
Creation of servicing assets from loan sales	69	501	1,296
Loans transferred to loans held-for-sale	—	6,621	914
Common stock issued related to acquisitions	—	—	9,579
Impact of adopting ASC 326, net of tax	—	6,642	—
Creation of right-of-use asset	(15,505)	—	—
Creation of lease liability	15,505	—	—
Receivable from loan sale	12,000	—	—

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial's consolidated subsidiaries also includes SPE PR, LLC.

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist Fintech and corporate clients in building digital products and meeting their fraud defense needs.

We conduct a wide range of business activities through the Bank, primarily commercial and retail (“CoRe”) banking services, as well as Fintech banking.

CoRe Banking

We offer our customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks; and
●	Safe deposit rental facilities;

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

Victor

Victor, a wholly-owned subsidiary of Edge Ventures, was formed to develop technology to make it faster, easier and cost effective to launch and scale a broad spectrum of solutions for the gaming, payments and banking-as-a-service sectors. Victor integrates directly with legacy bank core systems allowing developers to build solutions for clients to store, manage and move money securely with application programming interfaces. Victor’s payment solution provides a real-time sub-ledger that communicates with the client’s core banking system.

Professional Services

Paladin Fraud

Paladin Fraud, a wholly-owned subsidiary of the Bank, provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats.

Trabian

Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with the Bank's mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian, and as such, Trabian's assets and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. To facilitate a transition of the Trabian services and support the onboarding and conversion of systems, we entered into a 90-day transition services agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology and record/data retention services. In addition, we entered into a contract with Trabian to continue to receive services and support with a monthly subscription model.

As a result of the transaction, we will no longer consolidate Trabian in our financial statements. Refer to Note 24 – Acquisitions and Divestitures.

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

As of December 31, 2024, the Bank owned an 80.8% controlling interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. The remaining interests of Trabian are accounted for separately as noncontrolling interest within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of this entity.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of December 31, 2024, we hold three equity method investments. Refer to Note 5 – Equity Method Investments for further information.

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

Cash and Cash Equivalents

Cash equivalents include cash on hand, non-interest and interest-bearing deposits with banks. Interest-bearing deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported in the consolidated statement of cash flows for loans, deposits and short-term borrowing transactions. As of December 31, 2024 and December 31, 2023 there was no restricted cash.

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

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2024. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2024 and 2023, the Bank holds $2.0 million and $2.1 million of stock, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 per share par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (i) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (iii) the impact of legislative and regulatory changes on the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, no issues of liquidity are evident, new shares of FHLB stock continue to trade at the $100 per share par value and the FHLB has repurchased shares of excess capital stock from its members during 2024 and 2023.

Loans and Allowance for Credit Losses

Our methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC 326"). Loans are stated at amortized cost basis reduced by an ACL. Loans are considered non-accrual when scheduled principal or interest payments are 90 days past due unless the loan is well secured and in the process of collection. Interest income on loans is recognized on an accrual basis. The ACL is maintained at a level deemed adequate to absorb forecasted losses over the remaining life of each loan within the portfolio. We consistently apply a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which we evaluate the adequacy of the ACL, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral based or cash flow based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. Management has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral and availability of historical data to support the analysis, with the initial segmentation based on call report loan codes.

The ACL is calculated for each segment using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. The consumer loan segment uses a remaining life methodology using straight-line amortization over the remaining life of the portfolio, due to unique characteristics of this pool. Through a loss driver analysis, a forecasting model that correlates specific economic factors with credit quality of each loan segment was developed. Peer bank data was identified and used in this process, as we did not have adequate quarterly loan data to analyze over the look-back period to 2007. After analyzing both historical peer loan data and various economic factors over the same look-back period, two economic variables, national GDP and national unemployment rate, were identified as showing the most correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period, before reverting to the long-term average quarterly rate of each variable over the next 12-month period, then maintains this quarterly average for the life of the loan segment. These variables are used to produce an estimated probability of default for each quarter period and, through a proprietary model, also calculate a loss given default factor to estimate overall losses. Benchmark studies are prepared for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment.

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

Intangible Assets and Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the related reporting unit level. The goodwill impairment test involves comparing the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an impairment charge must be recorded. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

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

Derivative Instruments

Interest Rate Swaps

We entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. We mitigate this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet. Fair value changes are recorded in noninterest income in our consolidated statement of income.

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

Servicing Assets

Servicing assets are recorded when the Bank sells loans and retains the servicing on those loans. On a monthly basis, we track the amount of loans that are sold with servicing retained. We determine the servicing rights value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The servicing assets are evaluated for impairment quarterly. Servicing loans for others generally consists of collecting payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, foreclosure processing. Serviced loans are not included in the consolidated balance sheets. At December 31, 2024 and 2023, the value of servicing assets was $1.4 million and $1.8 million, respectively, which is included in accrued interest receivable and other assets in the consolidated balance sheets.

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

Our primary sources of revenue are derived from interest and fees earned on loans, investment securities and other financial instruments, which are not within the scope of ASC 606. We have evaluated the nature of our contracts with customers and determined that our revenue from contracts with customers is appropriately disaggregated in our consolidated statement of income is not currently necessary. We generally fully satisfy our performance obligations on our contracts with customers as services are rendered and the transaction prices are typically fixed within each contract, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Contract liabilities, which primarily relate to consulting income contracts, are included in accrued interest payable and other liabilities in the consolidated balance sheets.

The following table summarizes the value of contract liabilities at December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Balance, beginning of period	$718	$3,878
Revenue recognized	$(401)	$(3,160)
Balance, end of period	317	718

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

Other Operating Income

Other operating income is primarily comprised of ATM fees, wire transfer fees, travelers check fees, revenue streams such as safe deposit box rental fees and other miscellaneous service charges. ATM fees, wire transfer fees and travelers check fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Bank’s performance obligations for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered. Payment is typically received immediately or in the following month. The Bank’s performance obligation for the gains and losses on sales of other real estate owned is satisfied, and the related revenue recognized, after each sale of other real estate owned is closed. Additionally, other operating income includes software-as-a-service fee income from Victor. This revenue stream is facilitated through hosting agreements that provide clients of Victor with access to Victor's embedded payments management platform. The performance obligation is satisfied over time, and therefore software-as-a-service fee income is recognized over the life of the contract.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock units (“RSUs”), including time- and performance-based RSUs, issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Any compensation expense related to unvested stock option awards is reversed at the time of forfeiture.

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

We prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, our federal and state income tax returns for taxable years through 2020 have been closed for purposes of examination by the federal and state taxing jurisdictions.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of December 31, 2024, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the SOFR.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effect tax rate reconciliation as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rat to the statutory rate for federal, state and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

Recently Adopted Accounting Pronouncement

In January 2023, we adopted ASC 326. ASC 326 replaced the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and required consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an ACL. Purchased credit deteriorated (“PCD”) loans received an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities are recorded through an ACL, with such allowance limited to the amount by which fair value is below amortized cost. We adopted ASC 326 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in a $10.0 million increase in the ACL, comprised of increases in the ACL for loans of $8.9 million and the ACL for unfunded commitments of $1.1 million, with $1.2 million of the increase reclassified from the amortized cost basis of PCD financial assets. This increase was offset by $2.1 million related to tax effect, resulting in a cumulative adjustment to retained earnings of $6.6 million.

In June 2023, we adopted ASU 2022-01, Fair Value Hedging – Portfolio Layer Method, upon entering into an interest rate swap to hedge the fair value of fixed rate mortgages included in a closed portfolio for changes in the daily secured overnight financing rate ("SOFR") benchmark interest rate component of the mortgages. This ASU amends the guidance in ASU 2017-12 and expands what it now calls the portfolio layer method (previously the last-of-layer method) to allow entities to hedge multiple layers of a closed portfolio of assets. It also allows for the use of an amortizing notional swap when entering into a portfolio layer method hedge. Thus, an interest rate swap is considered a hedge of a single layer of the closed portfolio of fixed rate loans. We applied this ASU to the derivatives we entered into during 2023 as further described in Note 19 – Derivatives.

In December 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The amendments are effective for Annual Reports on Form 10-K for fiscal years beginning after December 15, 2023. We applied this ASU to our segment disclosures as further described in Note 22 – Segment Reporting.

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2024 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,449	$10	$(5,613)	$39,846
United States sponsored mortgage-backed securities	161,032	130	(13,582)	147,580
United States treasury securities	106,095	—	(2,120)	103,975
Municipal securities	114,845	28	(12,733)	102,140
Corporate debt securities	9,943	67	(92)	9,918
Other debt securities	7,500	—	—	7,500
Total debt securities	444,864	235	(34,140)	410,959
Other securities	681	—	—	681
Total investment securities available-for-sale	$445,545	$235	$(34,140)	$411,640

Amortized cost and fair values of investment securities available-for-sale at December 31, 2023 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,003	$8	$(5,603)	$38,408
United States sponsored mortgage-backed securities	91,939	992	(10,549)	82,382
United States treasury securities	106,401	—	(6,045)	100,356
Municipal securities	118,065	—	(11,158)	106,907
Corporate debt securities	9,076	—	(134)	8,942
Other debt securities	7,500	—	—	7,500
Total debt securities	376,984	1,000	(33,489)	344,495
Other securities	780	—	—	780
Total investment securities available-for-sale	$377,764	$1,000	$(33,489)	$345,275

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2024
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$99,287	$97,511
After one year, but within five years	18,397	17,400
After five years, but within ten years	46,838	42,705
After ten years	280,342	253,343
Total	$444,864	$410,959

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $247.4 million and $223.4 million at December 31, 2024 and 2023, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2024. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

The following table summarizes the activity in the ACL related to available-for-sale debt securities during the twelve months ended December 31, 2024. There was no activity in the ACL related to available-for-sale debt securities during the twelve months ended December 31, 2023.

(Dollars in thousands)	Twelve Months Ended December 31, 2024
ACL, beginning of period	$—
Provision for credit losses	1,000
Charge-offs	(1,000)
ACL, end of period	$—

Although the available-for-sale debt securities in an unrealized loss position would result in a pretax loss of $34.1 million if sold at December 31, 2024, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be attributed to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL as of December 31, 2024.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,956	$(264)	$32,854	$(5,349)
United States sponsored mortgage-backed securities (75)	92,929	(2,291)	44,444	(11,291)
United States treasury securities (23)	—	—	103,975	(2,120)
Municipal securities (201)	17,613	(1,425)	83,592	(11,308)
Corporate debt securities (6)	990	(10)	2,818	(82)
	$117,488	$(3,990)	$267,683	$(30,150)

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$316	$—	$34,619	$(5,603)
United States sponsored mortgage-backed securities (47)	—	—	50,345	(10,549)
United States treasury securities (23)	—	—	100,354	(6,045)
Municipal securities (216)	847	(10)	106,060	(11,148)
Corporate securities (7)	2,009	(67)	1,933	(67)
	$3,172	$(77)	$293,311	$(33,412)

The following table summarizes the investment sales and related gains and losses in 2024, 2023 and 2022:

(Dollars in thousands)	2024	2023	2022
Proceeds from sales of available-for-sale securities	$24,327	$54,531	$60,635
Gains, gross	658	—	717
Losses, gross	—	(1,536)	(67)

Proceeds from sales of equity securities	$143	$566	$1,356
Gains, gross	103	25	158
Losses, gross	—	(294)	(214)

Unrealized holding gains (losses) on equity securities	$1,184	$146	$(1,543)

Note 3 – Loans and Allowance for Credit Losses

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2024	2023
Commercial:
Business	$668,458	$797,100
Real estate	632,898	670,584
Acquisition, development and construction	115,500	134,004
Total commercial	$1,416,856	$1,601,688
Residential real estate	650,708	672,547
Home equity lines of credit	12,933	14,531
Consumer	18,620	27,408
Total loans	$2,099,117	$2,316,174
Deferred loan origination costs, net of fees	1,014	1,420
Loans receivable	$2,100,131	$2,317,594

Loans serviced for others are not included in the accompanying consolidated balance sheet. The amortized cost basis of loans serviced for others requiring recognition of a servicing asset were $171.6 million and $184.3 million at December 31, 2024 and 2023, respectively.

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

Commercial business loans – Commercial business loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial business loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy. Commercial business loans include the following ACL segments: commercial and industrial (including both healthcare and SBA subsegments), commercial real estate owner-occupied (including both healthcare and SBA subsegments), government leases and other loans.

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

As of December 31, 2024, the Bank’s other real estate owned balance totaled $2.8 million. The other real estate owned balance consists of two unrelated residential mortgages with a balance of $2.3 million and one commercial loan from our acquisition of The First State Bank ("First State") in 2020 with a balance of $0.5 million. As of December 31, 2024, there were seven residential mortgages in the process of foreclosure with a loan balance totaling $3.1 million.

As of December 31, 2023, the Bank's other real estate owned balance totaled $0.8 million, all of which was related to two unrelated commercial loans from our acquisition of First State in 2020. As of December 31, 2023, there were no residential mortgages in the process of foreclosure.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Risk rating:
Pass	$68,129	$124,736	$211,526	$51,202	$58,015	$98,747	$6,439	$618,794
Special Mention	35	—	21,053	9,259	1,816	4,863	813	37,839
Substandard	—	1,227	2,549	1,777	508	2,290	207	8,558
Doubtful	—	—	1,681	292	278	1,016	—	3,267
Total commercial business loans	$68,164	$125,963	$236,809	$62,530	$60,617	$106,916	$7,459	$668,458
Gross charge-offs	$2	$—	$3,125	$885	$—	$367	$—	$4,379

Commercial real estate:
Risk rating:
Pass	$63,058	$97,119	$121,694	$161,886	$9,222	$122,809	$431	$576,219
Special Mention	—	—	—	7,743	—	—	—	7,743
Substandard	—	—	—	17,984	—	30,952	—	48,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$63,058	$97,119	$121,694	$187,613	$9,222	$153,761	$431	$632,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,352	$13,675	$36,425	$29,885	$6,673	$1,287	$—	$99,297
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	13,506	—	430	—	13,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,352	$13,675	$36,425	$43,391	$6,673	$3,984	$—	$115,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Residential Real Estate:
Risk rating:
Pass	$81,559	$37,914	$375,065	$90,440	$32,902	$22,759	$2,666	$643,305
Special Mention	—	—	798	—	—	1,567	—	2,365
Substandard	—	—	2,798	—	360	1,672	115	4,945
Doubtful	—	—	—	—	—	93	—	93
Total residential real estate loans	$81,559	$37,914	$378,661	$90,440	$33,262	$26,091	$2,781	$650,708
Gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—	$1,056	$11,475	$—	$12,623
Special Mention	—	—	—	—	—	142	—	142
Substandard	—	—	—	—	—	168	—	168
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—	$1,056	$11,785	$—	$12,933
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,597	$12,812	$3,949	$—	$43	$—	$18,401
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	21	147	51	—	—	—	219
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$1,618	$12,959	$4,000	$—	$43	$—	$18,620
Gross charge-offs	$—	$384	$2,530	$452	$—	$—	$—	$3,366

Total:
Risk rating:
Pass	$224,098	$275,098	$757,557	$337,362	$107,868	$257,120	$9,536	$1,968,639
Special Mention	35	—	21,851	17,002	1,816	8,839	813	50,356
Substandard	—	1,248	5,494	33,318	868	35,512	322	76,762
Doubtful	—	—	1,681	292	278	1,109	—	3,360
Total loans	$224,133	$276,346	$786,583	$387,974	$110,830	$302,580	$10,671	$2,099,117
Gross charge-offs	$2	$384	$5,655	$1,348	$—	$367	$—	$7,756

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Risk rating:
Pass	$187,743	$249,718	$95,547	$66,195	$51,025	$91,435	$4,617	$746,280
Special Mention	990	30,695	72	830	339	3,767	1,647	38,340
Substandard	368	988	317	—	4,640	1,436	204	7,953
Doubtful	—	2,022	839	264	—	1,402	—	4,527
Total commercial business loans	$189,101	$283,423	$96,775	$67,289	$56,004	$98,040	$6,468	$797,100
Gross charge-offs	$—	$228	$1,250	$141	$—	$2,953	$—	$4,572

Commercial real estate:
Risk rating:
Pass	$112,063	$149,189	$217,222	$11,952	$26,438	$108,934	$546	$626,344
Special Mention	—	—	7,961	—	6,079	11,201	—	25,241
Substandard	—	—	—	—	—	18,999	—	18,999
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$112,063	$149,189	$225,183	$11,952	$32,517	$139,134	$546	$670,584
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,546	$54,468	$31,120	$22,041	$2,940	$1,483	$—	$118,598
Special Mention	—	—	14,652	—	—	—	—	14,652
Substandard	—	—	—	—	—	754	—	754
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,546	$54,468	$45,772	$22,041	$2,940	$2,237	$—	$134,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$54,453	$429,326	$107,763	$40,202	$8,292	$21,313	$—	$661,349
Special Mention	—	—	—	4,224	414	708	—	5,346
Substandard	—	988	3,764	82	146	777	—	5,757
Doubtful	—	—	—	—	—	95	—	95
Total residential real estate loans	$54,453	$430,314	$111,527	$44,508	$8,852	$22,893	$—	$672,547
Gross charge-offs	$—	$—	$—	$—	$19	$381	$—	$400

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Home equity lines of credit:
Risk rating:
Pass	$58	$36	$—	$1,338	$5,147	$7,568	$—	$14,147
Special Mention	—	—	—	—	—	223	—	223
Substandard	—	—	—	—	—	161	—	161
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$58	$36	$—	$1,338	$5,147	$7,952	$—	$14,531
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,295	$18,926	$5,753	$—	$39	$51	$—	$27,064
Special Mention	—	—	—	—	—	—	—	—
Substandard	20	266	58	—	—	—	—	344
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$2,315	$19,192	$5,811	$—	$39	$51	$—	$27,408
Gross charge-offs	$1,144	$10,608	$1,753	$—	$—	$2	$—	$13,507

Total:
Risk rating:
Pass	$363,158	$901,663	$457,405	$141,728	$93,881	$230,784	$5,163	$2,193,782
Special Mention	990	30,695	22,685	5,054	6,832	15,899	1,647	83,802
Substandard	388	2,242	4,139	82	4,786	22,127	204	33,968
Doubtful	—	2,022	839	264	—	1,497	—	4,622
Total loans	$364,536	$936,622	$485,068	$147,128	$105,499	$270,307	$7,014	$2,316,174
Gross charge-offs	$1,144	$10,836	$3,003	$141	$19	$3,336	$—	$18,479

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
December 31, 2024
Commercial:
Business	$662,163	$736	$2,252	$3,307	$6,295	$668,458	$6,174	$—	$2,682	$—
Real estate	614,914	—	—	17,984	17,984	632,898	—	17,984	—	—
Acquisition, development and construction	101,564	430	—	13,506	13,936	115,500	13,935	—	13,936	—
Total commercial	1,378,641	1,166	2,252	34,797	38,215	1,416,856	20,109	17,984	16,618	—
Residential	645,430	3,364	45	1,869	5,278	650,708	4,110	—	1,871	—
Home equity lines of credit	12,799	40	46	48	134	12,933	168	—	—	—
Consumer	16,720	1,390	290	220	1,900	18,620	220	—	—	—
Total loans	$2,053,590	$5,960	$2,633	$36,934	$45,527	$2,099,117	$24,607	$17,984	$18,489	$—

December 31, 2023
Commercial:
Business	$788,430	$4,728	$448	$3,494	$8,670	$797,100	$6,926	$—	$1,825	$—
Real estate	670,170	—	414	—	414	670,584	—	—	—	—
Acquisition, development and construction	134,004	—	—	—	—	134,004	754	—	754	—
Total commercial	1,592,604	4,728	862	3,494	9,084	1,601,688	7,680	—	2,579	—
Residential	670,539	1,671	337	—	2,008	672,547	82	—	—	—
Home equity lines of credit	14,522	9	—	—	9	14,531	161	—	—	—
Consumer	24,494	1,792	778	344	2,914	27,408	344	—	—	—
Total loans	$2,302,159	$8,200	$1,977	$3,838	$14,015	$2,316,174	$8,267	$—	$2,579	$—

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

At December 31, 2024 and 2023, individually analyzed loans totaled $43.2 million and $11.8 million, respectively. A portion of the ACL of $1.3 million and $1.9 million was allocated to cover any loss in these loans at December 31, 2024 and 2023, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
December 31, 2024
Commercial
Business	$2,500	$1,516	$—	$—	$240	$4,256	$827
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	13,506	—	—	—	—	13,506	—
Total commercial	33,990	1,516	—	—	240	35,746	827
Residential	2,866	—	—	—	—	2,866	36
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	220	—	—	—	220	73
Total	$36,856	$1,736	$—	$—	$240	$38,832	$936

Collateral value	$66,247	$2,578	$—	$—	$—	$68,825

December 31, 2023
Commercial
Business	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Residential	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	344	—	—	—	344	60
Total	$424	$2,621	$—	$452	$1,037	$4,534	$1,643

Collateral value	$301	$2,040	$—	$906	$320	$3,567

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at December 31, 2024 and December 31, 2023.

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

The provision for credit losses related to unfunded commitments was $0.6 million for the year ended December 31, 2024 and the release of allowance related to unfunded commitments was $0.6 million for the year ended December 31, 2023. The provision for credit losses related to unfunded commitments was immaterial for the year ended December 31, 2022.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses	2,091	(380)	98	1,809	886	(6)	(751)	1,938
Charge-offs	(4,379)	—	—	(4,379)	(11)	—	(3,366)	(7,756)
Recoveries	852	20	—	872	35	4	2,446	3,357
ACL balance at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses	2,954	71	322	3,347	(541)	(33)	(4,091)	(1,318)
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(4,572)	—	—	(4,572)	(400)	—	(13,507)	(18,479)
Recoveries	194	2	—	196	77	4	8,908	9,185
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Provision (release of allowance) for credit losses	3,546	486	82	4,114	1,472	(4)	8,612	14,194
Charge-offs	(2,858)	—	—	(2,858)	(84)	—	(12,241)	(15,183)
Recoveries	56	127	—	183	—	7	6,370	6,560
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Individually evaluated for impairment	$1,253	$222	$—	$1,475	$—	$—	$268	$1,743
Collectively evaluated for impairment	$7,518	$5,482	$1,064	$14,064	$2,880	$131	$5,019	$22,094

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

The following tables summarize the amortized cost basis of loans that were modified during the twelve months ended December 31, 2024:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
December 31, 2024
Commercial
Business	$—	$4,541	$466	$—	$5,007	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,541	466	—	5,007	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,541	$466	$—	$5,007	—%

December 31, 2023
Commercial
Business	$—	$8,535	$—	$—	$8,535	1%
Real estate	—	11,201	1,702	—	12,903	2%
Acquisition, development and construction	—	—	754	—	754	1%
Total commercial	—	19,736	2,456	—	22,192	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$19,736	$2,456	$—	$22,192	1%

The above table presents the amortized cost basis of loans that were experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and 2023, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable.

As of December 31, 2024, there were 21 loans to 20 borrowers that received payment delay modifications and one loan to a borrower receiving a term extension. These 22 total loans include 21 commercial loans with government guarantees totaling $4.8 million and one commercial loan secured by accounts receivable totaling $0.2 million.

As of December 31, 2023, there were 18 loans to 17 borrowers that received payment delay modifications, including one secured by commercial office real estate totaling $11.2 million, one commercial loan secured by accounts receivable totaling $0.2 million, and 16 commercial loans with government guarantees totaling $8.3 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the period shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
December 31, 2024
Commercial
Business	$114	$964	$1,693	$2,771
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	114	964	1,693	2,771
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$114	$964	$1,693	$2,771

December 31, 2023
Commercial
Business	$1,702	$418	$3,370	$5,490
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	1,702	418	3,370	5,490
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$1,702	$418	$3,370	$5,490

As of December 31, 2024, there are nine modified loans past due, with an amortized costs basis of $2.8 million. All nine modified loans past due are commercial notes with government guarantees secured by business assets. Six of these notes are considered non-accrual as of December 31, 2024.

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

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
December 31, 2024
Commercial
Business	$—	$988	$—	$—	$988
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	988	—	—	988
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$988	$—	$—	$988

December 31, 2023
Commercial
Business	$—	$2,634	$—	$—	$2,634
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,634	—	—	2,634
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,634	$—	$—	$2,634

As of December 31, 2024, there are four modified loans that have defaulted, with an amortized costs basis of $1.0 million. These loans are commercial notes with government guarantees and are considered non-accrual as of December 31, 2024.

As of December 31, 2023, there are two modified loans that have defaulted, with an amortized costs basis of $2.6 million. These loans are commercial notes with government guarantees and both are considered non-accrual as of December 31, 2023.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31:

(Dollars in thousands)	2024	2023
Land	$1,072	$3,465
Buildings and improvements	7,779	13,393
Furniture, fixtures and equipment	14,931	18,300
Software	6,787	7,140
Construction in progress	270	45
Leasehold improvements	2,836	2,836
	33,675	45,179
Accumulated depreciation	(21,200)	(24,251)
Premises and equipment, net	$12,475	$20,928

Depreciation expense totaled $3.8 million, $4.6 million and $4.4 million for 2024, 2023 and 2022, respectively.

In December 2024, we completed a sale-leaseback transaction with a purchase price of $17.6 million. The sale was for four branch locations and the initial lease term is 15 years. The sale-leaseback transaction resulted in a pre-tax gain on sale of assets of $11.8 million. Lease liabilities and right-of-use assets totaled $15.5 million for the sale-leaseback transaction and the amounts are included in the total lease liabilities and right-of-use assets discussed below.

We lease certain premises and equipment under operating and finance leases. At December 31, 2024, we had lease liabilities totaling $28.1 million and right-of-use assets totaling $26.9 million, substantially all of which was related to operating leases. At December 31, 2024, the weighted-average remaining lease term for operating leases was 12.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 5.9%.

At December 31, 2023, we had lease liabilities totaling $14.0 million and right-of-use assets totaling $12.9 million, substantially all of which was related to operating leases. At December 31, 2023, the weighted-average remaining lease term for operating leases was 10.5 years, and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

Lease liabilities and right-of-use assets are reflected in accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively.

The following shows lease costs for the years ended:

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$1,990	$1,795	$1,781
Amortization of right-of-use assets, finance leases	1	10	57
Short-term lease cost	—	8	32
Variable lease cost	—	38	38
Sublease payments received	(388)	(385)	—
Total lease cost	$1,603	$1,466	$1,908

There were no sale-leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2024.

For operating leases with initial or remaining terms of one year or more as of December 31, 2024, the following table presents future minimum payments for the twelve month periods ended December 31:

(Dollars in thousands)	Operating Leases
2025	$3,234
2026	3,169
2027	3,241
2028	3,261
2029	3,023
2030 and thereafter	25,547
Total future minimum lease payments	$41,475
Less: Amounts representing interest	(13,398)
Present value of net future minimum lease payments	$28,077

Future minimum payments on finance leases were not material as of December 31, 2024.
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

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10% for the year ended December 31, 2024, accordingly, we are required to provide summarized income statement information for all investees for all periods presented. There were no equity method investments which met any of the applicable thresholds for reporting Rule 3-09 for reporting separate financial statements as of the year ended December 31, 2024.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to our share of the entities' earnings.

ICM

The following table provides summarized income statement information for ICM for the years ended December 31, 2024, 2023 and 2022:

	December 31,
(Dollars in thousands)	2024	2023	2022
Total revenues	$44,277	$39,283	$67,207
Net income (loss)	1,501	(9,418)	343

Gain on loans sold	$28,032	$22,782	$44,921
Gain (loss) on loans held for sale	224	457	(2,834)
Volume of loans sold	1,363,973	1,353,410	2,325,709

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $23.5 million at December 31, 2024, is accounted for as an equity method investment. Our share of net income from our investment in ICM was $0.4 million and $0.1 million for the years ended December 31, 2024 and 2022, respectively, and our share of net loss was $3.8 million for the year ended December 31, 2023. As of December 31, 2024 and 2023, the mortgage pipeline was $482.4 million and $439.0 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	December 31,
(Dollars in thousands)	2024	2023
Total revenues	$159,662	$143,784
Net income	288	$7,234

Gain on loans sold	$54,541	37,218
Gain on loans held for sale	3,698	$8,210
Volume of loans sold	1,624,588	$1,370,313

Our ownership percentage of 37.5% of Warp Speed, which we acquired in October 2022, allows us to have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $53.2 million at December 31, 2024, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income for the years ended December 31, 2024 and 2023 totaled $1.0 million and $2.7 million, respectively. As of December 31, 2024 and 2023, the mortgage pipeline was $543.4 million and $267.8 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment, which had a carrying value of $1.5 million at December 31, 2024, is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the years ended December 31, 2024, 2023 and 2022 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2024	2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$940,994	$1,197,272
NOW	473,225	538,444
Savings and money markets	437,145	571,299
Time deposits, including CDs and IRAs	842,251	594,461
Total deposits	$2,693,615	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,962	$3,150

Maturities of time deposits at December 31, 2024 were as follows (dollars in thousands):

2025	$482,500
2026	117,308
2027	200,827
2028	39,143
2029	2,454
Thereafter	19
Total	$842,251
As of December 31, 2024, overdrawn deposit accounts totaling $2.8 million were reclassified as loan balances.

Deposit Concentration

As of December 31, 2024 and December 31, 2023, $546.6 million and $606.9 million of deposits were with our three largest clients, respectively.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of December 31, 2024, the Bank's maximum borrowing capacity with the FHLB was $661.4 million and the remaining borrowing capacity was $648.6 million, with the difference being deposit letters of credit of $11.8 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.0 million.

Additionally, as of December 31, 2024 and December 31, 2023, the Bank had no short-term borrowings through its Federal Funds lines of credits with various other lending institutions, with an aggregate maximum borrowing capacity of $67.0 million.

Short-term borrowings

As of December 31, 2024 and December 31, 2023, the Bank had no short-term borrowings with the FHLB, Federal Reserve Bank or other such lending institutions and no Fed Funds purchased outstanding.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2024	2023
Balance at end of year	$—	$—
Average balance during the year	25	17,542
Maximum month-end balance	—	—
Weighted-average rate during the year	6.46%	5.07%
Weighted-average rate at December 31	—%	—%

Long-term borrowings

As of December 31, 2024 and December 31, 2023, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with clients representing funds deposited, on an overnight basis, that are collateralized by investment securities owned by us. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between us and the client and are accounted for as secured borrowings. Our repurchase agreements reflected in liabilities consist of client accounts and securities which are pledged on an individual security basis.

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

At December 31, 2024 and December 31, 2023, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $2.8 million and $4.9 million at December 31, 2024 and December 31, 2023, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2024	2023
Balance at end of year	$2,759	$4,821
Average balance during the year	3,477	5,662
Maximum month-end balance	4,755	10,041
Weighted-average rate during the year	1.28%	0.02%
Weighted-average rate at December 31	1.78%	0.01%

Subordinated debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2024	2023
Balance at end of year	$73,787	$73,540
Average balance during the year	73,667	73,415
Maximum month-end balance	73,787	73,540
Weighted-average rate during the year	4.04%	4.38%
Weighted-average rate at December 31	3.99%	4.02%

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

In March 2007, we completed the private placement of $4.0 million Floating Rate, Trust Preferred Securities through our MVB Financial Statutory Trust I subsidiary (the “Trust”). We established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by us since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 0.26%, plus Three-Month Term SOFR. The obligations we provide with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by us of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. The securities issued by the Trust are includable for regulatory purposes as a component of our Tier 1 capital.

We recognized interest expense on our subordinated debt of $3.2 million, $3.2 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Senior term loan

Information related to senior term loan is summarized as follows:

(Dollars in thousands)	2024	2023
Balance at end of year	$—	$6,786
Average balance during the year	2,355	9,007
Maximum month-end balance	6,794	9,768
Weighted-average rate during the year	11.21%	8.50%
Rate at December 31	—%	8.76%

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
We recognized interest expense on our senior term loan of $0.3 million, $0.8 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for our ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for our ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of December 31, 2024 and December 31, 2023, the liability for unfunded commitments related to loans held for investment was $1.6 million and $1.0 million, respectively.

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2024	2023
Available on lines of credit	$397,033	$363,452
Stand-by letters of credit	41,064	36,826
Other loan commitments	15,840	16,788
	$453,937	$417,066
Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily commercial and residential real estate, personal property and business equipment. We evaluate the credit worthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based upon management’s credit evaluation.
Contingent Liabilities

The Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters would not have a significant adverse effect on the consolidated financial statements.

Note 9 – Income Taxes

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2024	2023	2022
Current:
Federal	$3,438	$6,707	$6,607
State	465	1,315	1,152
	$3,903	$8,022	$7,759
Deferred:
Federal	$1,873	$8	$(3,056)
State	323	89	(575)
	2,196	97	(3,631)
Income taxes	$6,099	$8,119	$4,128
Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2024		2023		2022
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$5,532	21.0%	$8,217	21.0%	$3,889	21.0%
Tax effect of:
State income taxes, net of federal income taxes	623	2.4%	1,109	2.8%	456	2.5%
Tax exempt earnings	(808)	(3.1)%	(941)	(2.4)%	(1,596)	(8.6)%
Other	752	2.9%	(266)	(0.6)%	1,379	7.4%
	$6,099	23.2%	$8,119	20.8%	$4,128	22.3%

Deferred income tax assets and liabilities were comprised of the following at December 31:

(Dollars in thousands)	2024	2023
Gross deferred tax assets:
Allowance for credit losses	$5,118	$5,589
Minimum pension liability	734	955
Research and development	1,126	2,035
Stock-based compensation	903	976
Supplemental executive retirement plan	401	327
Unrealized loss on securities available-for-sale	7,958	7,892
Lease liabilities	6,772	3,402
Depreciation	329	—
Other	660	828
Total gross deferred tax assets	24,001	22,004

Gross deferred tax liabilities:
Pension	(1,086)	(1,091)
Holding gain on equity securities	(4,247)	(3,976)
Equity method investment	(2,061)	(2,136)
Goodwill	(88)	(107)
Right-of-use assets	(6,479)	(3,163)
Depreciation	—	(1,197)
Other	(2,697)	(597)
Total gross deferred tax liabilities	(16,658)	(12,267)

Net deferred tax assets	$7,343	$9,737

Net deferred income tax assets are included in accrued interest and other assets. We have no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of our income tax returns. With limited exceptions, the we are no longer subject to examination by the Internal Revenue Service for years prior to 2021.

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings, net of participations	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2024	$22,372	$97,966	$—	$(94,784)	$25,554

December 31, 2023	$33,433	$866,011	$—	$(877,072)	$22,372

We held related party deposits of $303.3 million and $256.0 million at December 31, 2024 and December 31, 2023, respectively.

In January 2022, the MVB Bank Inc. Board of Directors approved a $35.0 million line of credit to BillGO, Inc. a related party of the Bank. As of December 31, 2023 the line of credit to BillGO, Inc. has been closed. Interest income on the line of credit totaled $0.3 million for the year ended December 31, 2023. There was no interest income on the line of credit for the year ended December 31, 2024. Issuing sponsorship income generated during the year from contracts with BillGO, Inc. totaled $0.4 million and $0.3 million for December 31, 2024 and December 31, 2023, respectively.

In October 2022, we acquired an interest in Warp Speed and account for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. As part of the purchase, we are able to designate two out of seven directors to the board of directors of Warp Speed. We purchase loan participations from CalCon Mutual Mortgage LLC ("CalCon"), a subsidiary of Warp Speed. As of December 31, 2024 and December 31, 2023, loans purchased from CalCon had an outstanding balance of $51.2 million and $46.0 million. Interest income recognized on these participations was $3.0 million and $2.2 million for the years ended December 31, 2024 and December 31, 2023.

We account for our ownership interests in ICM as an equity method investment and purchase loan participations from ICM. As of December 31, 2024 and December 31, 2023, loans purchased from ICM had an outstanding balance of $540.9 million and $564.8 million. In December 2022, we completed the placement of $5.0 million subordinated note to ICM. In December 2023, the subordinated note was amended and restated to extend the maturity date until December 2024. In October 2024, principal and interest was paid in the amount of $2.8 million and the maturity date was extended a second time to January 2026, with total of $3.0 million remaining. Further, in October 2022, we completed the placement of $1.4 million subordinated note to ICM with an interest rate of 8% per annum, compounded annually. The principal and interest of this note will be paid in one sum balloon payment no later than January 2026. As of July 2020, 100 preferred units are issued and outstanding from ICM. The preferred units are valued at $7.5 million and will receive priority distribution equal to an annual rate of 5.5%.

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

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 consecutive equal monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.7 million and $1.4 million at December 31, 2024 and 2023, respectively. Service costs were not material for any periods covered by this report. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay. As such, the $1.8 million obligation is scheduled to be paid in April 2025. Net periodic pension income and expense was not significant for 2024, 2023 or 2022.

Information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2024 and 2023 is as follows:

(Dollars in thousands)	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$9,286	$8,829
Interest cost	453	450
Actuarial loss	97	97
Assumption changes	(610)	251
Benefits paid	(463)	(341)
Benefit obligation at end of year	$8,763	$9,286

Change in plan assets:
Fair value of plan assets at beginning of year	$10,006	$9,283
Actual return gain (loss) on plan assets	840	1,064
Benefits paid	(463)	(341)
Fair value of plan assets at end of year	$10,383	$10,006

Funded status	$1,620	$720
Unrecognized net actuarial loss	3,044	3,943
Prepaid pension cost recognized	$4,664	$4,663

At December 31, 2024, 2023 and 2022, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2024	2023	2022
Discount rate	5.59%	5.01%	5.23%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost (income) are as follows:

(Dollars in thousands)	2024	2023	2022
Interest cost	$453	$450	$341
Expected return on plan assets	(628)	(655)	(669)
Amortization of net actuarial loss	174	117	429
Net periodic pension cost (income)	$(1)	$(88)	$101

For the years December 31, 2024, 2023 and 2022, the weighted-average assumptions used to determine net periodic pension cost (income) are as follows:

	2024	2023	2022
Discount rate	5.59%	5.01%	5.23%
Expected long-term rate of return on plan assets	5.75%	5.75%	6.00%
Rate of compensation increase	n/a	n/a	n/a

Our pension plan asset allocations at December 31, 2024 and 2023 are as follows:

	2024	2023
Plan Assets
Cash	5%	5%
Fixed income	30%	30%
Alternative investments	12%	12%
Domestic equities	31%	31%
Foreign equities	21%	21%
Real estate investment trusts	1%	1%
Total	100%	100%

The following table sets forth the fair value by level within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, of the pension plan’s assets as of December 31, 2024:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$519	$—	$—	$519
Fixed income	3,115	—	—	3,115
Alternative investments	—	—	1,246	1,246
Domestic equities	3,219	—	—	3,219
Foreign equities	2,180	—	—	2,180

Total	$9,033	$—	$1,246	$10,279

Investments reported at net asset value[1]				104
Total assets at fair value				$10,383
1 Investments reported at net asset value include real estate investment trusts.

The following table sets forth the pension plan’s assets by fair value hierarchy level, as defined in Note 18 – Fair Value Measurements, at fair value as of December 31, 2023:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$500	$—	$—	$500
Fixed income	3,002	—	—	3,002
Alternative investments	—	—	1,201	1,201
Domestic equities	3,102	—	—	3,102
Foreign equities	2,101	—	—	2,101

Total	$8,705	$—	$1,201	9,906

Investments reported at net asset value[1]				100
Total assets at fair value				$10,006
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

The following table includes our best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2025 through December 31, 2025	$—

Estimated future benefit payments reflecting expected future service
2025	$473
2026	571
2027	579
2028	595
2029	596
2030 through 2034	2,980

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Amortization	Net
Balance at January 1, 2024	$2,838	$600	$(248)	$352
Amortization expense	—	—	(90)	(90)
Balance at December 31, 2024	$2,838	$600	$(338)	$262

Balance at January 1, 2023	$3,988	$3,820	$(2,189)	$1,631
Reduction of goodwill and intangibles resulting from sale of Chartwell	(1,150)	(3,220)	2,133	(1,087)
Amortization expense	—	—	(192)	(192)
Balance at December 31, 2023	$2,838	$600	$(248)	$352

Balance at January 1, 2022	$3,988	$3,820	$(1,504)	$2,316
Amortization expense	—	—	(685)	(685)
Balance at December 31, 2022	$3,988	$3,820	$(2,189)	$1,631

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. Intangibles resulting represent customer relationships and trade name related to prior acquisitions. These items are amortized over four years and 10 years, respectively.

The table below presents estimated amortization expense for our other intangible assets (dollars in thousands):

2025	$52
2026	40
2027	40
2028	40
2029	40
Thereafter	50
$262

Goodwill and intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. No impairment charges were recorded for other intangible assets in any of the periods presented.

Note 13 – Stock-Based Compensation

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. On April 4, 2022, the Board of Directors adopted the MVB Financial Corp 2022 Incentive Plan (the “2022 Plan”), which was approved by the shareholders at the annual meeting dated, May 17, 2022. The 2022 Plan replaces the MVB Financial Corp. 2013 Stock Incentive Plan (the “2013 Plan”) and provides for 975,000 shares authorized for grant which includes the number of shares reserved for issuance under the 2013 Plan that remained available for grant thereunder as of the date of Board approval of the 2022 Plan. As of December 31, 2024, 385,697 shares remain available for issuance.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost based upon the fair value of the instruments on the date of the grant. The amount that we recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2024	2023	2022
Stock Options	$370	$435	$501
RSUs	2,544	2,223	2,299
Total stock-based compensation expense	$2,913	$2,658	$2,800

Proceeds from stock options exercised were $1.5 million, $0.6 million and $2.1 million during 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, certain options were exercised in broker-assisted cashless transactions. Shares were forfeited related to exercise price and related tax obligations, and we paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the grant date. Generally, options granted vest in three to five years and expire ten years from the grant date.

The following summarizes stock options as of and for the year ended December 31, 2024:

	2024
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	890,745	$16.80
Granted	35,250	18.63
Exercised	(101,483)	14.68
Forfeited	(19,082)	25.18
Expired	(9,018)	28.50

Outstanding at end of year	796,412	$16.82

Exercisable at end of year	696,163	$16.20

Weighted-average fair value of options granted during 2024		$5.59
Weighted-average fair value of options granted during 2023		$7.17
Weighted-average fair value of options granted during 2022		$14.94

The intrinsic value of options exercised during 2024, 2023 and 2022 was $0.7 million, $0.6 million and $3.5 million, respectively.

The fair value for the options was estimated at the grant date using a Black-Scholes option-pricing model with the following inputs:

	2024	2023	2022
Average risk-free interest rates	4.21%	4.06%	2.23%
Weighted-average life (years)	7	7	7
Expected volatility	36.9%	42.4%	41.2%
Expected dividend yield	3.54%	3.07%	1.58%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2024:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
796,412	$16.82	$3.5	3.44	696,163	$16.20	$3.4	2.79

At December 31, 2024, total unrecognized pre-tax compensation expense related to unvested stock options outstanding was $0.5 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. For the year ended December 31, 2024, the fair value of stock options vested was $0.3 million.

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

We granted 207,012 RSUs in 2024, 130,114 of which were time-based awards and 76,898 of which were performance-based awards. Time-based RSUs granted in 2024 generally vest in three equal installments over a three-year period, with the exception of time-based grants to members of the Board of Directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for our RSUs for the period indicated is presented in the following table:

	2024
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	283,655	$23.44
Granted	207,012	18.12
Vested	(111,500)	18.96
Forfeited	(46,012)	30.92
Balance at end of year	333,155	$20.60

Weighted-average fair value of RSUs granted during 2024		$18.12
Weighted-average fair value of RSUs granted during 2023		$17.42
Weighted-average fair value of RSUs granted during 2022		$38.04

At December 31, 2024, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $3.6 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2024, the fair value of RSU awards vested during the year was $2.1 million.

Subsidiary Equity Plan

In December 2021, Victor's Board of Directors approved the Victor Technologies, Inc. 2021 Incentive Plan (the “2021 Victor LTI Plan”) which is an incentive plan denominated in Victor’s common shares. The 2021 Victor LTI Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards and restricted stock units to selected employees and directors. Effective November 2024, the maximum number of shares that may be issued under the plan was amended to 4.0 million shares from 3.0 million. As of December 31, 2024, 738,798 shares remain available for issuance.

During 2024, Victor issued a total of 1,952,212 options to employees and non-employees at an average exercise price of $0.37 per share. The options have a ten-year term and will vest over a three-year period, so long as the optionees remain employed by Victor.

A summary of the activity for Victor's RSUs for the period indicated is presented in the following table:

	2024
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	636,698	$0.29
Granted	1,952,212	0.37
Vested	(436,339)	0.29
Balance at end of year	2,152,571	$0.36

Weighted-average fair value of RSUs granted during 2024		$0.37
Weighted-average fair value of RSUs granted during 2023		$0.29
Weighted-average fair value of RSUs granted during 2022		$0.29
At December 31, 2024, the unrecognized compensation expense related to 2,152,571 nonvested stock options was not material.

Note 14 – Earnings Per Share

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

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2024	2023	2022
Numerator for earnings per share:
Net income from continuing operations	$20,245	$22,224	$11,734
Net (income) loss attributable to noncontrolling interest	(154)	226	660
Net income available to common shareholders from continuing operations	20,091	22,450	12,394
Net income from discontinued operations available to common shareholders - basic and diluted	—	8,782	2,653
Net income available to common shareholders	$20,091	$31,232	$15,047

Denominator:
Weighted-average shares outstanding - basic	12,890,161	12,694,206	12,279,462
Effect of dilutive stock options and restricted stock units	246,597	303,126	591,272
Weighted-average shares outstanding - diluted	13,136,758	12,997,332	12,870,734

Earnings per share from continuing operations - basic	$1.56	$1.77	$1.01
Earnings per share from discontinued operations - basic	$—	$0.69	$0.22
Earnings per common share - basic	$1.56	$2.46	$1.23
Earnings per share from continuing operations - diluted	$1.53	$1.72	$0.96
Earnings per share from discontinued operations - diluted	$—	$0.68	$0.21
Earnings per common share - diluted	$1.53	$2.40	$1.17

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	136,701	364,105	113,427

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of capital. The optional community bank leverage ratio ("CBLR") framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. As of December 31, 2024 and 2023, we and the Bank met all capital adequacy requirements to which they are subject.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Community Bank leverage ratio
Subsidiary bank	$348,175	11.2%	$249,185	8.0%	$280,333	9.0%

As of December 31, 2023
Community Bank leverage ratio
Subsidiary bank	$348,760	10.5%	$264,484	8.0%	$297,544	9.0%

Note 16 – Regulatory Restriction on Dividends

Approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 17 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2024
Financial Assets:
Cash and cash equivalents	$317,913	$317,913	$317,913	$—	$—
Securities available-for-sale	411,640	411,640	—	386,147	25,493
Equity securities	42,583	42,583	4,994	—	37,589
Loans receivable, net	2,080,468	2,186,572	—	—	2,186,572
Servicing assets	1,388	1,388	—	—	1,388
Interest rate swaps	5,913	5,913	—	5,913	—
Accrued interest receivable	16,537	16,537	—	6,815	9,722
FHLB Stock	2,011	2,011	—	2,011	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$2,693,615	$2,606,342	$—	$2,606,342	$—
Repurchase Agreements	2,759	2,759	—	2,759	—
Interest rate swaps	5,913	5,913	—	5,913	—
Fair value hedge	112	112	—	112	—
Accrued interest payable	5,788	5,788	—	5,788	—
Subordinated debt	73,787	106,038	—	106,038	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$398,229	$398,229	$398,229	$—	$—
Securities available-for-sale	345,275	345,275	—	319,530	25,745
Equity securities	41,086	41,086	3,590	—	37,496
Loans held-for-sale	629	629	—	629	—
Loans receivable, net	2,295,470	2,230,279	—	—	2,230,279
Servicing rights	1,768	1,799	—	—	1,799
Interest rate swaps	6,249	6,249	—	6,249	—
Accrued interest receivable	15,267	15,267	—	2,836	12,431
FHLB Stock	2,094	2,094	—	2,094	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,901,476	$2,587,246	$—	$2,587,246	$—
Repurchase agreements	4,821	4,821	—	4,821	—
Interest rate swaps	6,249	6,249	—	6,249	—
Fair value hedges	6,111	6,111	—	6,111
Accrued interest payable	2,385	2,385	—	2,385	—
Senior term loan	6,786	6,786	—	6,786	—
Subordinated debt	73,540	57,234	—	57,234	—

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy:

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,846	$—	$39,846
United States sponsored mortgage-backed securities	—	147,580	—	147,580
United States treasury securities	—	103,975	—	103,975
Municipal securities	—	84,147	17,993	102,140
Corporate debt securities	—	9,918	—	9,918
Other securities	—	681	—	681
Equity securities	4,994	—	—	4,994
Interest rate swaps	—	5,913	—	5,913
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	5,913	—	5,913
Fair value hedge	—	112	—	112

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,408	$—	$38,408
United States sponsored mortgage-backed securities	—	82,382	—	82,382
United States treasury securities	—	100,356	—	100,356
Municipal securities	—	88,662	18,245	106,907
Corporate debt securities	—	8,942	—	8,942
Other securities	—	780	—	780
Equity securities	3,590	—	—	3,590
Loans held-for-sale	—	629	—	629
Interest rate swaps	—	6,249	—	6,249
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	6,249	—	6,249
Fair value hedge	—	6,111	—	6,111

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2023	$18,245	$648	$18,893
Realized and unrealized gains included in earnings	6	—	6
Maturities/calls	(369)	—	(369)
Unrealized gains included in other comprehensive loss	111	—	111
Balance at December 31, 2024	$17,993	$648	$18,641

Balance at December 31, 2022	$35,343	$787	$36,130
Realized and unrealized gains (losses) included in earnings	47	(139)	(92)
Purchase of securities	246	—	246
Maturities/calls	(18,294)	—	(18,294)
Unrealized gains included in other comprehensive loss	903	—	903
Balance at December 31, 2023	$18,245	$648	$18,893

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial and non-financial assets and liabilities at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

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

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, we obtain a current external appraisal. Upon acquisition, the foreclosed assets are measured at fair market value. Subsequent to their initial recognition, the foreclosed assets are remeasured at fair value through a write-down included in other noninterest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 are included in the table below:

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	—	—	37,895	37,895
Other real estate owned	—	—	2,827	2,827

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$2,891	$2,891
Other real estate owned	—	—	825	825

The carrying amount of equity securities without a readily determinable fair value and amounts of unrealized gains and losses recognized in earnings as of December 31, 2024 and 2023 are included in the table below:

(Dollars in thousands)	Cumulative Adjustments	Annual Adjustments
December 31, 2024
Carrying value	$37,589	$37,589
Carrying value adjustments:
Upward changes for observable prices	18,038	—
Downward changes for observable prices	(2,273)	(259)
Net gain	$15,765	$(259)

December 31, 2023
Carrying value	$37,496	$37,496
Carrying value adjustments:
Upward changes for observable prices	18,038	671
Downward changes for observable prices	(2,014)	(250)
Net gain	$16,024	$421

At December 31, 2024 equity securities consist of our Fintech investment portfolio, which is comprised of investments in nine companies with a carrying value of $36.5 million, and other equity security investments with a carrying value of $1.1 million. The equity securities included in the table above do not have readily determinable fair values and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments. The net gain or loss in values of the equity securities is included in holding gain (loss) on equity securities in our consolidated statements of income.

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2024 and 2023:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$37,895	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,993	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded Derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$2,891	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,245	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded Derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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
4 Fair value determined through independent analysis of liquidity, rating, yield and duration.
5 Appraisals may be adjusted for qualitative factors, such as local economic conditions, liquidity, marketability and legal structure.

Note 19 – Derivatives

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

In 2023, we entered into five fixed portfolio layer method fair value swaps, designated as hedging instruments under the portfolio layer method, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps were designated to hedge a closed portfolio of fixed rate mortgages, and one of the interest rate swaps was designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

In October 2024, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and we paid the counterparty $2.1 million to terminate the swap. We recorded a $0.5 million loss in 2023 and $1.7 million remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio. The $1.7 million basis adjustment will be amortized over the life of the underlying hedged items. As of December 31, 2024, the basis adjustment remaining on the hedged portfolio was $1.6 million.

The total notional amount of the four remaining active swaps was $176.0 million at December 31, 2024, one of which is amortizing and included a $24.0 million amortization adjustment to the notional amount at December 31, 2024. Under the portfolio layer method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate mortgages	Loans receivable	$443,830	$125,993	$1,088	$491,018	$390,297	$4,055
Fixed rate bonds	Investment securities available-for-sale	58,318	50,000	618	59,270	50,000	1,570
Total hedged assets		$502,148	$175,993	$1,706	$550,288	$440,297	$5,625

In January 2025, we discontinued two portfolio layer method fair value swaps designated as hedging instruments. One of the swaps, which was designated to hedge a closed portfolio of fixed rate mortgages, was in a liability position with an immaterial fair value and had a notional amount of $30.0 million as of December 31, 2024. The other swap, which was designated to hedge a closed portfolio of fixed rate municipal bonds, was in a liability position with a fair value of $0.6 million and had a notional amount of $50.0 million as of December 31, 2024. As part of the discontinuance, we incurred $0.5 million in fees that will be amortized over the life of the related loans and securities.

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

The following tables summarize outstanding financial derivative instruments as of December 31, 2024 and December 31, 2023:

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$175,993	$(112)	$5,998

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	133,942	5,913	5,913
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	133,942	(5,913)	(5,913)

Total derivatives		$443,877	$(112)	$5,998

		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$440,297	$(6,111)	$(6,111)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,494	6,249	6,249
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,494	(6,249)	(6,249)

Total derivatives		$693,285	$(6,111)	$(6,111)

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at December 31, 2024 and December 31, 2023, with no gain or loss for the twelve months ended December 31, 2024 and a loss of $0.1 million for the twelve months ended December 31, 2023.

Note 20 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding gain (loss)	$866	$(1,536)	$650	Gain (loss) on sale of available-for-sale securities
	866	(1,536)	650	Total before tax
	(208)	369	(152)	Income tax expense
	658	(1,167)	498	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(174)	(117)	(429)	Salaries and employee benefits
	(174)	(117)	(429)	Total before tax
	43	28	103	Income tax benefit
	(131)	(89)	(326)	Net of tax
Investment hedge
Carrying value adjustment	—	289	83	Interest on investment securities
	—	289	83	Total before tax
	—	(69)	(21)	Income tax benefit (expense)
	—	220	62	Net of tax

Total reclassifications	$527	$(1,036)	$234

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2024	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	581	580	(34)	1,127
Amounts reclassified from AOCI	(658)	131	—	(527)
Net current period OCI	(77)	711	(34)	600
Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)

Balance at January 1, 2023	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	7,791	46	—	7,837
Amounts reclassified from AOCI	1,167	89	(220)	1,036
Net current period OCI	8,958	135	(220)	8,873
Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)

Note 21 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2024 and 2023 and the related condensed statements of income and cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash	$12,528	$8,590
Investment in subsidiaries	320,417	319,504
Debt and equity securities	1,400	2,400
Equity method investments	54,770	54,199
Other assets	18,982	14,835
Total assets	$408,097	$399,528

Liabilities and stockholders’ equity
Other liabilities	$28,631	$29,818
Subordinated debt	73,787	73,540
Senior term loan	—	6,786
Total liabilities	102,418	110,144

Total stockholders’ equity	305,679	289,384
Total liabilities and stockholders’ equity	$408,097	$399,528

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Income, dividends from the Bank	$48,579	$23,014	$50,985
Operating expenses	31,058	27,002	27,774
Income (loss), before income taxes	17,521	(3,988)	23,211
Income taxes	(4,272)	(4,050)	(3,450)
Net income	21,793	62	26,661
Equity in undistributed income earnings (losses) of subsidiaries	(1,702)	31,170	(11,614)
Net income	$20,091	$31,232	$15,047

Condensed Statements of Cash Flows

(Dollars in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$20,091	$31,232	$15,047
Equity in undistributed earnings (losses) of subsidiaries	1,702	(31,170)	11,614
Stock-based compensation	3,330	3,392	3,217
Depreciation and amortization	305	305	269
Changes in other assets	(5,118)	(11,638)	(45,406)
Changes in other liabilities	(251)	(2,887)	16,358
Net cash from operating activities	20,059	(10,766)	1,099

INVESTING ACTIVITIES
Investment in subsidiaries	(1,550)	150	(240)
Net cash from investing activities	(1,550)	150	(240)

FINANCING ACTIVITIES
Issuance of senior term loan	—	—	9,877
Common stock options exercised	1,489	637	2,069
Withholding cash issued in lieu of restricted stock	(443)	(847)	(670)
Principal payments on senior term loan	(6,845)	(3,030)	(125)
Stock purchase from noncontrolling interest	—	—	(33)
Cash dividends paid on common stock	(8,772)	(8,639)	(8,355)
Net cash from financing activities	(14,571)	(11,879)	2,763

Net change in cash and cash equivalents	3,938	(22,495)	3,622
Cash and cash equivalents, beginning of period	8,590	31,085	27,463
Cash and cash equivalents, end of period	$12,528	$8,590	$31,085

Note 22 – Segment Reporting

We have identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company. All other operating segments are summarized in an Other category. We determined these segments based on differences in products and services.

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

The Other category consists of professional service and our Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from our Edge Ventures companies primarily consist of software services, offering account functionality and transactions to customers through web-based platforms.

Our chief operating decision makers ("CODMs") regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the Chief Executive Officer, President and Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on net income that also is reported on the income statement as consolidated net income. Net income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to our peers. Net income on a segment basis is reported below.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$185,486	$413	$9	$—	$(66)	$185,842
Interest expense	73,146	—	3,493	71	(66)	76,644
Net interest income (expense)	112,340	413	(3,484)	(71)	—	109,198
Provision for credit losses	2,541	—	1,000	—	—	3,541
Net interest income (expense) after provision for credit losses	109,799	413	(4,484)	(71)	—	105,657

Noninterest income	35,279	1,444	11,546	11,213	(16,569)	42,913

Noninterest Expenses:
Salaries and employee benefits	40,471	—	19,306	8,178	—	67,955
Occupancy expense	3,883	—	148	—	(144)	3,887
Equipment depreciation and maintenance	2,113	—	434	2,034	—	4,581
Data processing and communications	4,369	—	579	523	—	5,471
Professional fees	17,379	—	5,580	1,799	(3,410)	21,348
Other expenses[1]	26,779	17	2,405	2,798	(13,015)	18,984
Total noninterest expenses	94,994	17	28,452	15,332	(16,569)	122,226

Income (loss) before income taxes	50,084	1,840	(21,390)	(4,190)	—	26,344
Income taxes	13,616	311	(4,752)	(3,076)	—	6,099
Net income (loss)	36,468	1,529	(16,638)	(1,114)	—	20,245
Net income attributable to noncontrolling interest	—	—	—	(154)	—	(154)
Net income (loss) available to common shareholders	$36,468	$1,529	$(16,638)	$(1,268)	$—	$20,091

Capital expenditures for the year ended December 31, 2024	$937	$—	$189	$495	$—	$1,620
Total assets as of December 31, 2024	$3,076,644	$32,697	$405,010	$23,090	$(408,737)	$3,128,704
Goodwill as of December 31, 2024	$—	$—	$—	$2,838	$—	$2,838
Investment in equity method investees as of December 31, 2024	$—	$78,255	$—	$—	$—	$78,255
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other overhead expenses.

	2023
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$189,498	$416	$41	$—	$(137)	$189,818
Interest expense	62,507	—	3,985	180	(137)	66,535
Net interest income (expense)	126,991	416	(3,944)	(180)	—	123,283
Release of allowance for credit losses	(1,921)	—	—	—	—	(1,921)
Net interest income (expense) after release of allowance for credit losses	128,912	416	(3,944)	(180)	—	125,204

Noninterest income	17,286	(2,486)	10,453	9,138	(14,676)	19,715

Noninterest expenses:
Salaries and employee benefits	37,265	7	17,041	9,058	—	63,371
Occupancy expense	3,701	—	144	—	(144)	3,701
Equipment depreciation and maintenance	2,889	—	390	2,279	—	5,558
Data processing and communications	3,840	—	501	537	—	4,878
Professional fees	15,649	—	4,682	1,682	(3,669)	18,344
Other expenses[1]	27,142	65	2,516	2,913	(10,863)	21,773
Total noninterest expenses	90,486	72	25,274	16,469	(14,676)	117,625

Income (loss) before income taxes	55,712	(2,142)	(18,765)	(7,511)	—	27,294
Income taxes	12,342	(557)	(4,923)	(1,792)	—	5,070
Net income (loss) from continuing operations	43,370	(1,585)	(13,842)	(5,719)	—	22,224
Income from discontinued operations before income taxes	—	—	—	11,831	—	11,831
Income tax expense - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss)	43,370	(1,585)	(13,842)	3,063	—	31,006
Net loss attributable to noncontrolling interest	—	—	—	226	—	226
Net income (loss) available to common shareholders	$43,370	$(1,585)	$(13,842)	$3,289	$—	$31,232

Capital expenditures for the year ended December 31, 2023	$914	$—	$58	$943	$—	$1,915
Total assets as of December 31, 2023	$3,255,369	$83,909	$345,314	$17,728	$(388,438)	$3,313,882
Goodwill as of December 31, 2023	$—	$—	$—	$2,838	$—	$2,838
Investment in equity method investees as of December 31, 2023	$—	$75,754	$—	$—	$—	$75,754
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other overhead expenses.

	2022
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$125,426	$429	$146	$—	$(44)	$125,957
Interest expense	10,920	—	3,234	44	(44)	14,154
Net interest income (expense)	114,506	429	(3,088)	(44)	—	111,803
Provision for loan losses	14,194	—	—	—	—	14,194
Net interest income (expense) after provision for loan losses	100,312	429	(3,088)	(44)	—	97,609

Noninterest income	22,673	37	10,576	6,120	(11,841)	27,565

Noninterest Expenses:
Salaries and employee benefits	36,960	8	16,582	8,984	—	62,534
Occupancy expense	4,003	—	152	48	(152)	4,051
Equipment depreciation and maintenance	3,332	—	458	1,706	—	5,496
Data processing and communications	3,678	—	65	455	—	4,198
Professional fees	14,137	—	4,792	4,062	(7,330)	15,661
Other expenses[1]	19,723	142	2,582	118	(4,359)	18,206
Total noninterest expenses	81,833	150	24,631	15,373	(11,841)	110,146

Income (loss) before income taxes	41,152	316	(17,143)	(9,297)	—	15,028
Income taxes	8,882	77	(3,472)	(2,193)	—	3,294
Net income (loss) from continuing operations	32,270	239	(13,671)	(7,104)	—	11,734
Income from discontinued operations before income taxes	—	—	—	3,487	—	3,487
Income tax expense - discontinued operations	—	—	—	834	—	834
Net income from discontinued operations	—	—	—	2,653	—	2,653
Net income (loss)	32,270	239	(13,671)	(4,451)	—	14,387
Net loss attributable to noncontrolling interest	—	—	—	660	—	660
Net income (loss) attributable to parent	$32,270	$239	$(13,671)	$(3,791)	$—	$15,047
Preferred stock dividends	—	—	—	—	—	—
Net income (loss) available to common shareholders	$32,270	$239	$(13,671)	$(3,791)	$—	$15,047

Capital expenditures for the year ended December 31, 2022	$400	$—	$413	$2,228	$—	$3,041
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other overhead expenses.

Note 23 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2024
First quarter	$50,030	$30,139	$5,785	$4,482	$0.35	$0.34
Second quarter	46,127	27,570	5,528	4,089	0.32	0.31
Third quarter	46,627	26,585	2,798	2,080	0.16	0.16
Fourth quarter	43,058	24,904	12,233	9,440	0.73	0.72

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2023
First quarter	$44,763	$32,729	$14,734	$11,342	$0.90	$0.87
Second quarter	47,031	29,582	9,954	8,112	0.64	0.63
Third quarter	48,325	29,865	5,090	3,867	0.30	0.29
Fourth quarter	49,699	31,107	9,347	7,911	0.62	0.61

Note 24 – Acquisitions and Divestitures

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60-day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to receive services and support from Chartwell for three years following the sale. We paid $3.9 million and $2.5 million in fees related to this contract during the years ended December 31, 2024 and December 31, 2023, respectively.

Chartwell's net income, including the $11.8 million gain, is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation. Chartwell's depreciation and amortization expense was $0.1 million and $0.6 million for the year ended December 31, 2023 and December 31, 2022, respectively.

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Compliance consulting income	$—	$2,369	$17,151
Gain on sale of discontinued operations	—	11,800	—
Total income	—	14,169	17,151

Salaries and employee benefits	—	2,082	9,628
Other expenses	—	256	4,036
Total expenses	—	2,338	13,664

Income before income taxes	—	11,831	3,487
Income taxes	—	3,049	834
Net income from discontinued operations	$—	$8,782	$2,653

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

Trabian Technology, Inc.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian for $3.5 million. As such, Trabian's assets, including $1.6 million of goodwill, and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us. As a result of the transaction, we recognized a gain of $0.6 million and will no longer consolidate Trabian in our financial statements.

The following table presents the major classes of assets and liabilities held-for-sale as of December 31, 2024:

(Dollars in thousands)	December 31, 2024
Premises and equipment, net	$33
Accrued interest receivable and other assets	2,245
Total assets held-for-sale	$2,278

Accrued interest payable and other liabilities	$720
Total liabilities held-for-sale	$720

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment did not identify any material weaknesses in our internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

Forvis Mazars LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Item 7 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date:	March 12, 2025	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	March 12, 2025	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our officers or directors (as defined in Rule 16a-1 (f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	696,163	$16.20	385,697
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	696,163	$16.20	385,697

During 2024, 101,483 stock options under our equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2024. The applicable information appearing in the Proxy Statement is incorporated by reference.

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Tampa, Florida.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures.

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting

(b)	Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, refer to the “Exhibit Index” below. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2022 by and between MVB Financial Corp. and Integrated Financial Holdings, Inc.	Form 8-K, File No. 001-38314, filed August 15, 2022, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Articles of Amendment to Articles of Incorporation of MVB Financial Corp.	Form 8-K, File No. 001-38314, filed January 31, 2023, and incorporated by reference herein
3.3	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 001-38314, filed December 8, 2021, and incorporated by reference herein
4.2	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.2†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2022 Stock Incentive Plan	Appendix A to Proxy Statement, File No. 001-38314, filed April 7, 2022, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Amended and Restated Executive Employment Agreement of Larry F. Mazza	Form 8-K, File No. 001-3814, filed December 22, 2023, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.10	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
10.11	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.12	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed September 28, 2021, and incorporated by reference herein
10.13	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
10.14	Equity Purchase Agreement, dated March 13, 2022, between Warp Speed Holdings LLC and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed March 14, 2022, and incorporated by reference herein
10.15	Credit Agreement, dated as of October 7, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Form 8-K, File No. 001-38314, filed October 11, 2022, and incorporated by reference herein

10.16	Limited Consent, Waiver and Omnibus Amendment to Credit Agreement, dated as of December 27, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.17	Second Amendment to Credit Agreement, dated as of February 24, 2023, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.18	Termination Agreement, dated May 9, 2023, by and among MVB Financial Corp., Integrated Financial Holdings, Inc., West Town Bank & Trust, and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed May 9, 2023, and incorporated by reference herein.
10.19	Agreement for Purchase and Sale of Property, dated as of December 30, 2024 by and between the Bank and Mountainseed Real Estate Services, LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
10.2	Master Lease Agreement, dated as of December 30, 2024 by and between the Bank and FNLR MVBB LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
10.21	Guaranty Agreement, dated as of December 30, 2024 by and between the Bank and FNLR MVBB LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
19†	Insider Trading Policy	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
97†	Clawback Policy	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 12, 2025	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 12, 2025
Larry F. Mazza, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 12, 2025
Donald T. Robinson, President and CFO
(Principal Financial and Accounting Officer)

/s/ W. Marston Becker	Date:	March 12, 2025
W. Marston Becker, Chairman

/s/ John W. Ebert	Date:	March 12, 2025
John W. Ebert, Director

/s/ Glen W. Herrick	Date:	March 12, 2025
Glen W Herrick, Director

/s/ Daniel W. Holt	Date:	March 12, 2025
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 12, 2025
Gary A. LeDonne, Director

/s/ Vic Maculaitis	Date:	March 12, 2025
Vic Maculaitis, Director

/s/ Kelly R. Nelson	Date:	March 12, 2025
Kelly R. Nelson, Director

/s/ Jan L. Owen	Date:	March 12, 2025
Jan L. Owen, Director

/s/ Lindsay Slader	Date:	March 12, 2025
Lindsay Slader, Director

/s/ Cheryl D. Spielman	Date:	March 12, 2025
Cheryl D. Spielman, Director