Form 10-Q
period 2025-03-31
MVB FINANCIAL CORP
filed 2025-05-07
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of May 6, 2025, there were 12,994,736 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the new U.S. presidential administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of international trade policies and any retaliatory responses thereto, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” the “Company,” “we,” “us,” “our” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,695	$7,876
Interest-bearing balances with banks	244,755	310,037
Total cash and cash equivalents	251,450	317,913
Investment securities available-for-sale	419,617	411,640
Equity securities	44,317	42,583
Loans receivable	2,063,296	2,100,131
Allowance for credit losses	(19,165)	(19,663)
Loans receivable, net	2,044,131	2,080,468
Premises and equipment, net	11,489	12,475
Bank-owned life insurance	45,754	45,455
Equity method investments	79,004	78,255
Assets held-for-sale	—	2,278
Accrued interest receivable and other assets	123,925	137,637
TOTAL ASSETS	$3,019,687	$3,128,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,033,056	$940,994
Interest-bearing	1,550,742	1,752,621
Total deposits	2,583,798	2,693,615
Accrued interest payable and other liabilities	47,938	52,032
Repurchase agreements	4,047	2,759
Subordinated debt	73,850	73,787
Liabilities held-for-sale	—	720
Total liabilities	2,709,633	2,822,913

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 13,798,311 and 12,950,295 shares issued and outstanding, respectively, as of March 31, 2025 and 13,793,311 and 12,945,295 shares issued and outstanding, respectively, as of December 31, 2024	13,798	13,793
Additional paid-in capital	165,559	164,677
Retained earnings	173,557	172,181
Accumulated other comprehensive loss	(26,119)	(28,231)
Treasury stock - 848,016 shares as of March 31, 2025 and December 31, 2024, at cost	(16,741)	(16,741)
Total equity attributable to parent	310,054	305,679
Noncontrolling interest	—	112
Total stockholders' equity	310,054	305,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,019,687	$3,128,704

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$35,037	$40,216
Interest on deposits with banks	4,734	7,341
Interest on investment securities	2,757	1,743
Interest on tax-exempt loans and securities	701	730
Total interest income	43,229	50,030

INTEREST EXPENSE
Interest on deposits	15,682	18,931
Interest on short-term borrowings and repurchase agreements	74	1
Interest on subordinated debt	797	809
Interest on senior term loan	—	150
Total interest expense	16,553	19,891

NET INTEREST INCOME	26,676	30,139
Provision for credit losses	177	1,997
Net interest income after provision for credit losses	26,499	28,142

NONINTEREST INCOME
Payment card and service charge income	4,985	4,813
Insurance income	68	66
Gain (loss) on sale of available-for-sale securities, net	(42)	658
Loss on sale of loans, net	(69)	—
Holding loss on equity securities	(266)	(49)
Compliance and consulting income	501	1,000
Equity method investments income (loss)	645	(1,128)
Gain on divestiture activity	608	—
Loss on disposal of assets	(342)	(54)
Other operating income	920	2,528
Total noninterest income	7,008	7,834

NONINTEREST EXPENSES
Salaries and employee benefits	16,412	16,489
Occupancy expense	1,296	864
Equipment depreciation and maintenance	979	1,216
Data processing and communications	1,355	1,459
Professional fees	3,581	5,737
Insurance, tax and assessment expense	957	892
Travel, entertainment, dues and subscriptions	1,508	1,551
Other operating expenses	2,613	1,983
Total noninterest expense	28,701	30,191
Income before income taxes	4,806	5,785
Income taxes	1,247	1,283
Net income, before noncontrolling interest	3,559	4,502
Net (income) loss attributable to noncontrolling interest	18	(20)

Net income attributable to parent	$3,577	$4,482

Earnings per common shareholder - basic	$0.28	$0.35
Earnings per common shareholder - diluted	$0.27	$0.34
Weighted-average shares outstanding - basic	12,948,178	12,810,956
Weighted-average shares outstanding - diluted	13,181,213	13,119,292

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income, before noncontrolling interest	$3,559	$4,502

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	2,961	(2,576)
Reclassification adjustment for (gain) loss recognized in income	42	(658)
Change in defined benefit pension plan	(258)	601
Reclassification adjustment for amortization of net actuarial loss recognized in income	38	43
Other comprehensive income (loss), before tax	2,783	(2,590)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(714)	619
Reclassification adjustment for (gain) loss recognized in income	(10)	158
Change in defined benefit pension plan	62	(145)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(9)	(10)
Income taxes related to items of other comprehensive income (loss):	(671)	622

Total other comprehensive income (loss), net of tax	2,112	(1,968)

Comprehensive (income) loss attributable to noncontrolling interest	18	(20)

Comprehensive income	$5,689	$2,514

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	711	—	—	—	—	711	—	711
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$3,559	$4,502
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	248	525
Net amortization of deferred loan costs	318	320
Provision for credit losses	177	1,997
Depreciation and amortization	776	1,102
Stock-based compensation	711	780
Stock-based compensation related to equity method investments	104	104
Holding loss on equity securities	266	49
(Gain) loss on sale of available-for-sale securities, net	42	(658)
Loss on sale of loans held-for-investment	69	—
Gain on divestiture activity	(608)	—
Income on bank-owned life insurance	(299)	(282)
Deferred income taxes	76	20
Equity method investments (income) loss	(645)	1,128
Return on equity method investments	(104)	—
Other assets	11,870	(23,847)
Other liabilities	(2,432)	(11,001)
Net cash from operating activities	14,128	(25,261)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(32,868)	(34,833)
Net maturities/paydowns of available-for-sale investment securities	27,251	2,075
Sales of available-for-sale investment securities	515	11,711
Purchases of premises and equipment	(261)	(921)
Disposals of premises and equipment	150	54
Net change in loans	7,341	49,276
Proceeds of loans held-for-investment sold	27,678	—
Investment in equity method investments	—	(1,564)
Purchase of equity securities	(2,000)	—
Proceeds from divestiture, net	3,463	—
Net cash from investing activities	31,269	25,798
FINANCING ACTIVITIES
Net change in deposits	(111,019)	243,853
Net change in repurchase agreements	1,288	(1,011)
Principal payments on senior term loan	—	(250)
Common stock options exercised	72	1,213
Cash dividends paid on common stock	(2,201)	(2,145)
Net cash from financing activities	(111,860)	241,660
Net change in cash and cash equivalents	(66,463)	242,197
Cash and cash equivalents, beginning of period	317,913	398,229
Cash and cash equivalents, end of period	$251,450	$640,426

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$19,196	$19,212
Income taxes	116	117

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	2,712	(4,144)
Loans transferred out of loans held-for-sale	—	629
Equity method investment distribution receivable	—	12,633

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC (“MVB Insurance”). Edge Ventures wholly-owns Victor Technologies, Inc. and MVB Technology, LLC. The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian Technology, Inc. (“Trabian”). In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us. Refer to Note 13 – Divestiture.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in our 2024 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Wholly-owned investments are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of March 31, 2025, we held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We applied this ASU to our segment disclosures as further described in Note 12 – Segment Reporting.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,042	$11	$(4,700)	$39,353
United States sponsored mortgage-backed securities	183,245	921	(11,376)	172,790
United States treasury securities	84,023	—	(1,269)	82,754
Municipal securities	115,827	28	(14,792)	101,063
Corporate debt securities	15,491	69	(85)	15,475
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	450,128	1,029	(32,222)	418,935
Other securities	682	—	—	682
Investment securities available-for-sale	$450,810	$1,029	$(32,222)	$419,617

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,449	$10	$(5,613)	$39,846
United States sponsored mortgage-backed securities	161,032	130	(13,582)	147,580
United States treasury securities	106,095	—	(2,120)	103,975
Municipal securities	114,845	28	(12,733)	102,140
Corporate debt securities	9,943	67	(92)	9,918
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	444,864	235	(34,140)	410,959
Other securities	681	—	—	681
Investment securities available-for-sale	$445,545	$235	$(34,140)	$411,640

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$86,673	$85,404
After one year, but within five years	14,858	14,308
After five years, but within ten years	48,107	44,340
After ten years	300,490	274,883
Total available-for-sale debt securities	$450,128	$418,935

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $258.4 million and $247.4 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of March 31, 2025. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. There was no activity in the ACL related to available-for-sale debt securities during the three months ended March 31, 2025 and March 31, 2024.

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $32.2 million if sold at March 31, 2025, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL related to these securities as of March 31, 2025.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	March 31, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,938	$(114)	$32,453	$(4,586)
United States sponsored mortgage-backed securities (66)	59,630	(1,153)	44,249	(10,223)
United States treasury securities (18)	—	—	82,754	(1,269)
Municipal securities (202)	18,288	(1,704)	81,861	(13,088)
Corporate debt securities (6)	1,194	(30)	2,344	(55)
Total	$85,050	$(3,001)	$243,661	$(29,221)

	December 31, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,956	$(264)	$32,854	$(5,349)
United States sponsored mortgage-backed securities (75)	92,929	(2,291)	44,444	(11,291)
United States treasury securities (23)	—	—	103,975	(2,120)
Municipal securities (201)	17,613	(1,425)	83,592	(11,308)
Corporate debt securities (6)	990	(10)	2,818	(82)
Total	$117,488	$(3,990)	$267,683	$(30,150)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Proceeds from sales of available-for-sale securities	$515	$11,711
Gains, gross	—	658
Losses, gross	42	—

Unrealized holding losses on equity securities	$(266)	$(49)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial:
Business	$646,311	$668,458
Real estate	658,070	632,898
Acquisition, development and construction	87,476	115,500
Total commercial	1,391,857	1,416,856
Residential real estate	642,482	650,708
Home equity lines of credit	11,738	12,933
Consumer	16,704	18,620
Total loans	2,062,781	2,099,117
Deferred loan origination costs, net	515	1,014
Loans receivable	$2,063,296	$2,100,131

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the specific portfolio segments shown below. Our loan portfolio segmentation is based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative, yet concise, disclosures within this document, as follows:

Commercial business loans – Commercial business loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial business loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible working capital. This segment includes both internally originated and purchased participation loans. Credit risk is dependent upon the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy. Commercial business loans include the following ACL segments: commercial and industrial (including both healthcare and U.S. Small Business Administration ("SBA") subsegments), commercial real estate owner-occupied (including both healthcare and SBA subsegments), government leases and other loans.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily, with a history of occupancy and cash flow. This segment includes both internally originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow. Commercial real estate loans include the following ACL segments: commercial real estate non-owner occupied (including both healthcare and SBA subsegments).

Commercial acquisition, development and construction loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties, and also includes loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. Commercial acquisition, development and construction loans include the following ACL segment: other construction (including an SBA subsegment).

Residential real estate – This residential real estate segment contains permanent and construction mortgage loans, principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the continuing financial stability of the borrower and, where applicable, the builder, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral. Residential real estate loans include the following ACL segments: residential and residential construction (including an SBA subsegment).

Home equity lines of credit – This segment includes subsegments for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Substantially all of the outstanding loans in this segment are loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles. Credit risk is unique as this segment includes only those loans provided to consumers who cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan. Consumer loans include the following ACL segments: Americas Leading Finance ("ALF") consumer automotive and consumer.

As of March 31, 2025, the Bank’s other real estate owned balance totaled $2.8 million. The other real estate owned balance consists of two unrelated residential mortgages with a balance of $2.3 million and one commercial loan from our 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of March 31, 2025, there were two residential mortgages in the process of foreclosure with loan balances totaling $0.7 million.

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

Loans categorized as “Substandard” rated are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans categorized as “Doubtful” rated have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weakness makes collections or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
March 31, 2025
Commercial business:
Risk rating:
Pass	$15,657	$75,650	$126,701	$171,210	$48,468	$139,923	$6,375	$583,984
Special Mention	—	28	—	21,046	9,320	15,014	992	46,400
Substandard	—	1	1,205	5,857	3,776	2,788	—	13,627
Doubtful	—	—	—	966	45	1,289	—	2,300
Total commercial business loans	$15,657	$75,679	$127,906	$199,079	$61,609	$159,014	$7,367	$646,311
Gross charge-offs	$—	$—	$—	$775	$21	$—	$—	$796

Commercial real estate:
Risk rating:
Pass	$40,000	$57,943	$111,934	$118,640	$167,320	$109,224	$401	$605,462
Special Mention	—	—	—	—	7,731	9,596	—	17,327
Substandard	—	—	—	—	17,984	17,297	—	35,281
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$40,000	$57,943	$111,934	$118,640	$193,035	$136,117	$401	$658,070
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$13,410	$15,506	$313	$31,064	$6,505	$4,857	$—	$71,655
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	—	13,156	398	—	13,554
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$13,410	$15,506	$313	$31,064	$19,661	$7,522	$—	$87,476
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$8,813	$86,531	$35,312	$363,979	$87,661	$52,951	$2,653	$637,900
Special Mention	—	—	—	798	—	1,947	—	2,745
Substandard	—	—	—	1,377	—	255	113	1,745
Doubtful	—	—	—	—	—	92	—	92
Total residential real estate loans	$8,813	$86,531	$35,312	$366,154	$87,661	$55,245	$2,766	$642,482
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
March 31, 2025
Home equity lines of credit:
Risk rating:
Pass	$—	$—	$57	$34	$—	$11,632	$—	$11,723
Special Mention	—	—	—	—	—	15	—	15
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$57	$34	$—	$11,647	$—	$11,738
Gross charge-offs								$—

Consumer:
Risk rating:
Pass	$—	$—	$1,446	$11,572	$3,541	$42	$—	$16,601
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	20	77	6	—	—	103
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$—	$1,466	$11,649	$3,547	$42	$—	$16,704
Gross charge-offs	$—	$—	$48	$458	$85	$—	$—	$591

Total:
Risk rating:
Pass	$77,880	$235,630	$275,763	$696,499	$313,495	$318,629	$9,429	$1,927,325
Special Mention	—	28	—	21,844	17,051	28,839	992	68,754
Substandard	—	1	1,225	7,311	34,922	20,738	113	64,310
Doubtful	—	—	—	966	45	1,381	—	2,392
Total loans	$77,880	$235,659	$276,988	$726,620	$365,513	$369,587	$10,534	$2,062,781
Gross charge-offs	$—	$—	$48	$1,233	$106	$—	$—	$1,387

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Risk rating:
Pass	$68,129	$124,736	$211,526	$51,202	$58,015	$98,747	$6,439	$618,794
Special Mention	35	—	21,053	9,259	1,816	4,863	813	37,839
Substandard	—	1,227	2,549	1,777	508	2,290	207	8,558
Doubtful	—	—	1,681	292	278	1,016	—	3,267
Total commercial business loans	$68,164	$125,963	$236,809	$62,530	$60,617	$106,916	$7,459	$668,458
Gross charge-offs	$2	$—	$3,125	$885	$—	$367	$—	$4,379

Commercial real estate:
Risk rating:
Pass	$63,058	$97,119	$121,694	$161,886	$9,222	$122,809	$431	$576,219
Special Mention	—	—	—	7,743	—	—	—	7,743
Substandard	—	—	—	17,984	—	30,952	—	48,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$63,058	$97,119	$121,694	$187,613	$9,222	$153,761	$431	$632,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,352	$13,675	$36,425	$29,885	$6,673	$1,287	$—	$99,297
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	13,506	—	430	—	13,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,352	$13,675	$36,425	$43,391	$6,673	$3,984	$—	$115,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$81,559	$37,914	$375,065	$90,440	$32,902	$22,759	$2,666	$643,305
Special Mention	—	—	798	—	—	1,567	—	2,365
Substandard	—	—	2,798	—	360	1,672	115	4,945
Doubtful	—	—	—	—	—	93	—	93
Total residential real estate loans	$81,559	$37,914	$378,661	$90,440	$33,262	$26,091	$2,781	$650,708
Gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	`	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—		$1,056	$11,475	$—	$12,623
Special Mention	—	—	—	—		—	142	—	142
Substandard	—	—	—	—		—	168	—	168
Doubtful	—	—	—	—		—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—		$1,056	$11,785	$—	$12,933
Gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,597	$12,812	$3,949		$—	$43	$—	$18,401
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	21	147	51		—	—	—	219
Doubtful	—	—	—	—		—	—	—	—
Total consumer loans	$—	$1,618	$12,959	$4,000		$—	$43	$—	$18,620
Gross charge-offs	$—	$384	$2,530	$452		$—	$—	$—	$3,366

Total:
Risk rating:
Pass	$224,098	$275,098	$757,557	$337,362		$107,868	$257,120	$9,536	$1,968,639
Special Mention	35	—	21,851	17,002		1,816	8,839	813	50,356
Substandard	—	1,248	5,494	33,318		868	35,512	322	76,762
Doubtful	—	—	1,681	292		278	1,109	—	3,360
Total loans	$224,133	$276,346	$786,583	$387,974		$110,830	$302,580	$10,671	$2,099,117
Gross charge-offs	$2	$384	$5,655	$1,348		$—	$367	$—	$7,756

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
March 31, 2025
Commercial
Business	$637,231	$5,065	$146	$3,869	$9,080	$646,311	$4,914	$—	$3,459	$—
Real estate	640,086	—	—	17,984	17,984	658,070	—	17,984	—	—
Acquisition, development and construction	87,078	—	398	—	398	87,476	13,555	—	13,156	—
Total commercial	1,364,395	5,065	544	21,853	27,462	1,391,857	18,469	17,984	16,615	—
Residential real estate	638,233	2,549	1,318	382	4,249	642,482	1,700	—	—	—
Home equity lines of credit	11,738	—	—	—	—	11,738	—	—	—	—
Consumer	15,122	1,207	272	103	1,582	16,704	103	—	—	—
Total loans	$2,029,488	$8,821	$2,134	$22,338	$33,293	$2,062,781	$20,272	$17,984	$16,615	$—

December 31, 2024
Commercial
Business	$662,163	$736	$2,252	$3,307	$6,295	$668,458	$6,174	$—	$2,682	$—
Real estate	614,914	—	—	17,984	17,984	632,898	—	17,984	—	—
Acquisition, development and construction	101,564	430	—	13,506	13,936	115,500	13,935	—	13,936	—
Total commercial	1,378,641	1,166	2,252	34,797	38,215	1,416,856	20,109	17,984	16,618	—
Residential real estate	645,430	3,364	45	1,869	5,278	650,708	4,110	—	1,871	—
Home equity lines of credit	12,799	40	46	48	134	12,933	168	—	—	—
Consumer	16,720	1,390	290	220	1,900	18,620	220	—	—	—
Total loans	$2,053,590	$5,960	$2,633	$36,934	$45,527	$2,099,117	$24,607	$17,984	$18,489	$—

As of March 31, 2025, there was one loan totaling $18.0 million that was over 90 days past due and still accruing. This loan was past due on its maturity payments; however, interest payments are still being received. The total amount outstanding is expected to be repaid following the sale of the underlying assets, which are in the process of being sold.

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

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of March 31, 2025, the Bank expects the markets in which it operates to experience potential economic volatility over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
March 31, 2025
Commercial
Business	$1,742	$1,267	$—	$—	$4,384	$7,393	$1,771
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	13,156	—	—	—	—	13,156	—
Total commercial	$32,882	$1,267	$—	$—	$4,384	$38,533	$1,771
Residential	995	—	—	—	—	995	36
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	103	—	—	—	103	39
Total	$33,877	$1,370	$—	$—	$4,384	$39,631	$1,846
Collateral value	$96,015	$2,278	$—	$—	$4,250	$102,543

December 31, 2024
Commercial
Business	$2,500	$1,516	$—	$—	$240	$4,256	$827
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	13,506	—	—	—	—	13,506	—
Total commercial	$33,990	$1,516	$—	$—	$240	$35,746	$827
Residential	2,866	—	—	—	—	2,866	36
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	220	—	—	—	220	73
Total	$36,856	$1,736	$—	$—	$240	$38,832	$936
Collateral value	$66,247	$2,578	$—	$—	$—	$68,825

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at March 31, 2025 and December 31, 2024.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2025 and December 31, 2024, the liability for unfunded commitments related to loans held-for-investment was $1.4 million and $1.6 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or part of specific loans are uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663
Provision (release of allowance) for credit losses[1]	1,285	(135)	(389)	761	(281)	(7)	(114)	359
Charge-offs	(796)	—	—	(796)	—	—	(591)	(1,387)
Recoveries	49	3	—	52	—	1	477	530
ACL balance at March 31, 2025	$7,033	$2,439	$1,383	$10,855	$7,041	$89	$1,180	$19,165
1 Excludes the provision (release of allowance) for unfunded commitments and the provision for credit losses related to available-for-sale debt securities, as applicable.

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses[1]	1,297	365	447	2,109	(145)	(8)	39	1,995
Charge-offs	(981)	—	—	(981)	—	—	(1,169)	(2,150)
Recoveries	42	8	—	50	35	1	749	835
ACL balance at March 31, 2024	$8,289	$3,304	$2,121	$13,714	$6,302	$90	$2,698	$22,804
1 Excludes the provision (release of allowance) for unfunded commitments and the provision for credit losses related to available-for-sale debt securities, as applicable.

During the three months ended March 31, 2025, there were charge offs totaling $1.4 million. For the three months ended March 31, 2025, $0.8 million, or 57%, was related to five commercial notes secured by business assets and $0.6 million, or 43%, of charge offs were related to the subprime consumer automotive segment. During the three months ended March 31, 2025, the release of allowance related to unfunded commitments was $0.2 million. During the three months ended March 31, 2024, there was an inconsequential release of allowance related to unfunded commitments.

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

The following table summarize the period-end amortized cost basis of loans that were modified during the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended March 31, 2025
Commercial
Business	$—	$6,447	$—	$—	$6,447	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	6,447	—	—	6,447	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$6,447	$—	$—	$6,447	—%

Three Months Ended March 31, 2024
Commercial
Business	$—	$1,377	$—	$—	$1,377	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	1,377	—	—	1,377	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$1,377	$—	$—	$1,377	—%

The above table presents the amortized cost basis of loans at March 31, 2025 that were experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified for borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. There are five loans to five borrowers that received payment delay modifications in the three months ended March 31, 2025. These five total loans include four commercial loans with government guarantees totaling $3.9 million and one note secured by a business valuation totaling $2.5 million.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended March 31, 2025
Commercial
Business	$243	$—	$967	$1,210
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	243	—	967	1,210
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$243	$—	$967	$1,210

As of March 31, 2025, there are two modified loans past due, with an amortized cost basis of $1.2 million. Both loans are commercial notes with government guarantees secured by business assets. Both loans are considered non-accrual as of March 31, 2025. As of March 31, 2024, there were no modified loans past due.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three Months Ended March 31, 2025
Commercial
Business	$—	$203	$—	$—	$203
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	203	—	—	203
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$203	$—	$—	$203

As of March 31, 2025, there is one modified loan that has defaulted, with an amortized cost basis of $0.2 million. The loan is a commercial note that has a government guarantee and is considered non-accrual as of March 31, 2025. As of March 31, 2024, there were no modified loans that had defaulted. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Note 4 – Equity Method Investments

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

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total revenues	$10,989	$9,857
Net income (loss)	771	(422)

Gain on loans sold	$6,603	$5,823
Gain on loans held-for-sale	48	495
Volume of loans sold	313,940	266,598
Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $23.9 million at March 31, 2025, is accounted for as an equity method investment. Our share of ICM's net income totaled $0.3 million for the three months ended March 31, 2025, while our share of ICM's net loss totaled $0.2 million for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the mortgage pipeline was $543.3 million and $482.4 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total revenues	$43,681	$37,497
Net income (loss)	787	(2,448)

Gain on loans sold	$15,001	$11,208
Gain (loss) on loans held-for-sale	(1,347)	587
Volume of loans sold	330,742	304,458

Our ownership percentage of 37.5% of Warp Speed allows us to have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $53.5 million at March 31, 2025, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income totaled $0.3 million for the three months ended March 31, 2025, while our share of net loss totaled $0.9 million for the three months ended 2024. As of March 31, 2025 and December 31, 2024, the mortgage pipeline was $535.6 million and $543.4 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three months ended March 31, 2025 and 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have a direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,033,056	$940,994
NOW	528,632	473,225
Savings and money markets	280,731	437,145
Time deposits, including CDs and IRAs	741,379	842,251
Total deposits	$2,583,798	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$1,374	$2,962

The following table presents the maturities of time deposits for the twelve month periods ended March 31:

(Dollars in thousands)
2026	$482,334
2027	162,211
2028	94,348
2029	2,281
2030	60
Thereafter	145
Total	$741,379

As of March 31, 2025 and December 31, 2024, overdrawn deposit accounts totaling $2.7 million and $2.8 million were reclassified as loan balances.

Note 6 – Pension and Supplemental Executive Retirement Plans

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of March 31, 2025 and 2024 for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest cost	$119	$113
Expected return on plan assets	(154)	(157)
Amortization of net actuarial loss	38	43
Net periodic benefit income	$3	$(1)
Contributions paid	$—	$—

There was no service cost or amortization of prior service cost for the three months ended March 31, 2025 and 2024.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.8 million as of March 31, 2025 and $1.7 million December 31, 2024, respectively. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay and the $1.8 million obligation was paid in April 2025.

Note 7 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2025
Financial Assets:
Cash and cash equivalents	$251,450	$251,450	$251,450	$—	$—
Securities available-for-sale	419,617	419,617	—	394,455	25,162
Equity securities	44,317	44,317	6,728	—	37,589
Loans receivable, net	2,044,131	2,150,017	—	—	2,150,017
Interest rate swaps	4,349	4,349	—	4,349	—
Accrued interest receivable	14,912	14,912	—	3,350	11,562
FHLB stock	1,988	1,988	—	1,988	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$2,583,798	$2,543,232	$—	$2,543,232	$—
Repurchase agreements	4,047	4,047	—	4,047	—
Interest rate swaps	4,349	4,349	—	4,349	—
Fair value hedge	543	543	—	543	—
Accrued interest payable	3,145	3,145	—	3,145	—
Subordinated debt	73,850	69,010	—	69,010	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$317,913	$317,913	$317,913	$—	$—
Securities available-for-sale	411,640	411,640	—	386,147	25,493
Equity securities	42,583	42,583	4,994	—	37,589
Loans receivable, net	2,080,468	2,186,572	—	—	2,186,572
Interest rate swaps	5,913	5,913	—	5,913	—
Accrued interest receivable	16,537	16,537	—	6,815	9,722
FHLB stock	2,011	2,011	—	2,011	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,693,615	$2,606,342	$—	$2,606,342	$—
Repurchase agreements	2,759	2,759	—	2,759	—
Interest rate swaps	5,913	5,913	—	5,913	—
Fair value hedge	112	112	—	112	—
Accrued interest payable	5,788	5,788	—	5,788	—
Subordinated debt	73,787	106,038	—	106,038	—

Note 8 – Fair Value Measurements

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2024 Form 10-K. Valuation techniques for the assets and liabilities described below are consistent with techniques used in prior periods.

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

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors, such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	March 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,353	$—	$39,353
United States sponsored mortgage-backed securities	—	172,790	—	172,790
United States treasury securities	—	82,754	—	82,754
Municipal securities	—	83,401	17,662	101,063
Corporate debt securities	—	15,475	—	15,475
Other securities	—	682	—	682
Equity securities	6,728	—	—	6,728
Interest rate swaps	—	4,349	—	4,349
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	4,349	—	4,349
Fair value hedge	—	543	—	543

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,846	$—	$39,846
United States sponsored mortgage-backed securities	—	147,580	—	147,580
United States treasury securities	—	103,975	—	103,975
Municipal securities	—	84,147	17,993	102,140
Corporate debt securities	—	9,918	—	9,918
Other securities	—	681	—	681
Equity securities	4,994	—	—	4,994
Interest rate swaps	—	5,913	—	5,913
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	5,913	—	5,913
Fair value hedge	—	112	—	112

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2024	$17,993	$648	$18,641
Maturities/calls	(73)	—	(73)
Unrealized loss included in other comprehensive income (loss)	(258)	—	(258)
Balance at March 31, 2025	$17,662	$648	$18,310

Balance at December 31, 2023	$18,245	$648	$18,893
Realized gain included in earnings	1	—	1
Maturities/calls	(70)	—	(70)
Unrealized loss included in other comprehensive income (loss)	(813)	—	(813)
Balance at March 31, 2024	$17,363	$648	$18,011

Assets Measured on a Nonrecurring Basis

From time to time, we may be required to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the quantitative analysis of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

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
Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost. As of March 31, 2025 and December 31, 2024, there were no loans held-for-sale.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, we obtain an external appraisal.

The following table presents the fair value of these assets as of the periods shown:

	March 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$37,785	$37,785
Other real estate owned	—	—	2,827	2,827

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$37,895	$37,895
Other real estate owned	—	—	2,827	2,827

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	$37,785	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,662	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$37,895	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,993	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs that are not observable.
2 Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted-average of liquidation expenses and other appraisal adjustments are presented as a percent of the undiscounted appraisal value.
3 Municipal securities classified as Level III instruments are comprised of TIF bonds related to certain local municipal securities.
4 Fair value is determined through independent analysis of liquidity, rating, yield and duration.
5 Appraisals may be adjusted for qualitative factors, such as local economic conditions, liquidity, marketability and legal structure.

Note 9 – Derivatives

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

In 2023, we entered into five portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps were designated to hedge a closed portfolio of fixed rate mortgages and one of the interest rate swaps was designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

In October 2024, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and we paid the counterparty $2.1 million to terminate the swap. We recorded a $0.5 million loss in 2023 and $1.7 million remained on the balance sheet at the time of discontinuance as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items. As of March 31, 2025, the basis adjustment remaining on the hedged portfolio was $1.6 million. We recorded a $0.1 million gain on the derivative as a result of the discontinuance in 2024.

In January 2025, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $30.0 million, was fully dedesignated, and we were paid a nominal fee by the counterparty to terminate the swap. The amount that remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio was not material and was recognized in interest income during the period ended March 31, 2025.

In January 2025, we discontinued the portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate municipal bonds. The hedge, which had a notional amount of $50.0 million, was fully dedesignated, and we paid the counterparty $0.5 million to terminate the swap. A basis adjustment to the hedged securities portfolio of $0.5 million remained on the balance sheet at the time of discontinuance, which will be amortized over the life of the underlying hedged items. As of March 31, 2025, the basis adjustment remaining on the hedged portfolio was $0.4 million.

The remaining active fair value swaps are designated under the portfolio layer method. The notional amount of the two active swaps was $92.8 million as of March 31, 2025, one of which is amortizing and included a $27.2 million amortization adjustment to the notional amount at March 31, 2025. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value, with changes in fair value recognized in interest income. The carrying values of the fair value swaps are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2025 and December 31, 2024:

		March 31, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$433,519	$342,827	$543	$1,556
Fixed rate bonds	Investment securities available-for-sale	$58,141	$50,000	$—	$441
Total hedged assets		$491,660	$392,827	$543	$1,997

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$443,830	$375,993	$(505)	$1,593
Fixed rate bonds	Investment securities available-for-sale	$58,318	$50,000	$618	$—
Total hedged assets		$502,148	$425,993	$113	$1,593

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

The following tables summarize outstanding financial derivative instruments as of March 31, 2025 and December 31, 2024:

		March 31, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$92,827	$(543)	$(431)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	132,325	4,349	4,349
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	132,325	(4,349)	(4,349)

Total derivatives		$357,477	$(543)	$(431)

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$175,993	$(112)	$5,998

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	133,942	5,913	5,913
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	133,942	(5,913)	(5,913)

Total derivatives		$443,877	$(112)	$5,998

Embedded Derivative

In 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at March 31, 2025 and December 31, 2024, with no gain or loss for the three months ended March 31, 2025 and March 31, 2024.

Note 10 – Earnings per Share

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2025	2024
Numerator for earnings per share:
Net income, before noncontrolling interest	$3,559	$4,502
Net (income) loss attributable to noncontrolling interest	18	(20)
Net income available to common shareholders	$3,577	$4,482

Denominator:
Weighted-average shares outstanding - basic	12,948,178	12,810,956
Effect of dilutive instruments	233,035	308,336
Weighted-average shares outstanding - diluted	13,181,213	13,119,292

Earnings per common share - basic	$0.28	$0.35
Earnings per share common share - diluted	$0.27	$0.34

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	417,038	171,960

Note 11 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$(42)	$658	Gain (loss) on sale of available-for-sale securities, net
Income tax effect	10	(158)	Income taxes
Realized gain (loss) recognized in income, net of tax	(32)	500
Defined benefit pension plan items
Amortization of net actuarial loss	(38)	$(43)	Salaries and employee benefits
Income tax effect	9	10	Income taxes
Defined benefit pension plan items, net of tax	(29)	(33)

Total reclassifications	$(61)	$467

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income (loss) before reclassification	2,247	(196)	—	2,051
Amounts reclassified from accumulated other comprehensive income	32	29	—	61
Net current period other comprehensive income (loss)	2,279	(167)	—	2,112
Balance at March 31, 2025	$(23,669)	$(2,450)	$—	$(26,119)

Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	(1,957)	456	—	(1,501)
Amounts reclassified from accumulated other comprehensive income	(500)	33	—	(467)
Net current period other comprehensive income (loss)	(2,457)	489	—	(1,968)
Balance at March 31, 2024	$(28,328)	$(2,505)	$34	$(30,799)

Note 12 – Segment Reporting

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

The Other category consists of professional services and our Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from our Edge Ventures companies primarily consist of software services, offering account functionality and transactions to customers through web-based platforms.

Our chief operating decision makers ("CODMs") regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the Chief Executive Officer, President and Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on operating income that also is reported on the income statement as consolidated income before income taxes. Operating income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to our peers. Operating income on a segment basis is reported below.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended March 31, 2025	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$43,151	$103	$2	$—	$(27)	$43,229
Interest expense	15,756	—	797	27	(27)	16,553
Net interest income (expense)	27,395	103	(795)	(27)	—	26,676
Provision for credit losses	177	—	—	—	—	177
Net interest income (expense) after provision for credit losses	27,218	103	(795)	(27)	—	26,499

Noninterest income	5,309	648	2,887	1,456	(3,292)	7,008

Noninterest Expenses:
Salaries and employee benefits	9,438	—	5,257	1,717	—	16,412
Occupancy expense	1,296	—	36	—	(36)	1,296
Equipment depreciation and maintenance	408	—	81	490	—	979
Data processing and communications	1,112	—	142	101	—	1,355
Professional fees	2,041	—	1,414	493	(367)	3,581
Other expenses[1]	7,185	—	626	156	(2,889)	5,078
Total noninterest expenses	21,480	—	7,556	2,957	(3,292)	28,701

Operating income (loss)	$11,047	$751	$(5,464)	$(1,528)	$—	$4,806

Capital expenditures for the three months ended March 31, 2025	$237	$—	$12	$12	$—	$261
Total assets as of March 31, 2025	$2,966,653	$88,406	$353,050	$18,044	$(406,466)	$3,019,687
Total assets as of December 31, 2024	$3,076,644	$32,697	$405,010	$23,090	$(408,737)	$3,128,704
Goodwill as of March 31, 2025	$—	$—	$—	$1,200	$—	$1,200
Goodwill as of December 31, 2024	$—	$—	$—	$2,838	$—	$2,838
Investment in equity method investees as of March 31, 2025	$—	$79,004	$—	$—	$—	$79,004
Investment in equity method investees as of December 31, 2024	$—	$78,255	$—	$—	$—	$78,255
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Three Months Ended March 31, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$49,942	$103	$2	$—	$(17)	$50,030
Interest expense	18,927	—	959	22	(17)	19,891
Net interest income (expense)	31,015	103	(957)	(22)	—	30,139
Provision for credit losses	1,997	—	—		—	1,997
Net interest income (expense) after provision for credit losses	29,018	103	(957)	(22)	—	28,142

Noninterest income	7,521	(1,129)	2,265	3,264	(4,087)	7,834

Noninterest Expenses:
Salaries and employee benefits	9,823	—	4,678	1,988	—	16,489
Occupancy expense	864	—	36	—	(36)	864
Equipment depreciation and maintenance	656	—	87	473	—	1,216
Data processing and communications	1,213	—	122	124	—	1,459
Professional fees	4,986	—	1,001	593	(843)	5,737
Other expenses[1]	6,102	—	595	937	(3,208)	4,426
Total noninterest expenses	23,644	—	6,519	4,115	(4,087)	30,191

Operating income (loss)	$12,895	$(1,026)	$(5,211)	$(873)	$—	$5,785

Capital expenditures for the three months ended March 31, 2024	$652	$—	$11	$258	$—	$921
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Note 13 – Divestiture

Trabian Technology, Inc.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian. As such, Trabian's assets, including $1.6 million of goodwill, and liabilities were classified as held-for-sale on the consolidated balance sheet as of December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us for $3.5 million. As a result of the transaction, we recognized a gain of $0.6 million for the three months ended March 31, 2025.

The following table presents the major classes of assets and liabilities held-for-sale:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Premises and equipment, net	$—	$33
Accrued interest receivable and other assets	—	2,245
Total assets held-for-sale	$—	$2,278

Accrued interest payable and other liabilities	$—	$720
Total liabilities held-for-sale	$—	$720

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2024 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this report for further information on forward-looking statements.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current high interest rate environment and a slowing economy, as well as consideration of regulatory and geopolitical environments, among others. Interest rates have remained at an elevated level through March 31, 2025, although the Federal Reserve did reduce its key interest rate to a range of 4.25% to 4.5% in December 2024. Lower loan balances are the result of slower market demand, the impact of loan amortization and payoffs and slower loan growth based on overall market conditions and portfolio management. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Financial Results

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

During the three months ended March 31, 2025, net interest income declined $3.5 million, noninterest income declined $0.8 million and noninterest expenses declined $1.5 million compared to the three months ended March 31, 2024. Our tax-equivalent yield on earning assets in the three months ended March 31, 2025 was 5.91% compared to 6.34% in the three months ended March 31, 2024. Loans receivable declined $36.8 million to $2.06 billion during the three months ended March 31, 2025. Our overall cost of interest-bearing liabilities was 3.71% in the three months ended March 31, 2025 compared to 4.22% in the three months ended March 31, 2024. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.66% in the three months ended March 31, 2025, compared to 3.83% in the three months ended March 31, 2024.

Our net income for the three months ended March 31, 2025 was $3.6 million compared to $4.5 million in the three months ended March 31, 2024. Earnings for the three months ended March 31, 2025 equated to a return on average assets of 0.4% and a return on average equity of 4.7%, compared to the three months ended March 31, 2024 results of 0.5% and 6.2%, respectively. Basic and diluted earnings per share were $0.28 and $0.27 for the three months ended March 31, 2025, respectively, compared to $0.35 and $0.34, respectively, for the three months ended March 31, 2024.

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

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$445,509	$4,734	4.31%	$549,894	$7,341	5.37%
Investment securities:
Taxable	327,676	2,757	3.41	246,091	1,743	2.85
Tax-exempt [1]	102,681	857	3.38	106,309	887	3.36
Loans and loans held-for-sale: [2]
Commercial	1,492,238	28,020	7.62	1,626,286	32,152	7.95
Tax exempt [1]	2,826	30	4.31	3,373	37	4.41
Real estate	546,106	5,862	4.35	576,148	6,612	4.62
Consumer	62,956	1,155	7.44	77,300	1,452	7.55
Total loans	2,104,126	35,067	6.76	2,283,107	40,253	7.09
Total earning assets	2,979,992	43,415	5.91	3,185,401	50,224	6.34
Less: Allowance for credit losses	(19,630)			(22,258)
Cash and due from banks	6,979			5,405
Other assets	327,995			335,029
Total assets	$3,295,336			$3,503,577

Liabilities
Deposits:
NOW	$481,322	$3,134	2.64%	$555,530	$4,929	3.57%
Money market checking	335,743	2,092	2.53	408,764	3,759	3.70
Savings	89,924	582	2.62	163,611	1,640	4.03
IRAs	7,722	81	4.25	7,762	74	3.83
CDs	814,782	9,793	4.87	674,611	8,529	5.08
Repurchase agreements and federal funds sold	3,167	15	1.92	2,951	—	—
FHLB and other borrowings	5,115	59	4.68	44	1	9.14
Senior term loan	—	—	—	6,736	150	8.96
Subordinated debt	73,828	797	4.38	73,571	809	4.42
Total interest-bearing liabilities	1,811,603	16,553	3.71	1,893,580	19,891	4.22
Noninterest-bearing demand deposits	1,130,900			1,279,194
Other liabilities	48,684			42,017
Total liabilities	2,991,187			3,214,791

Stockholders’ equity
Common stock	13,796			13,659
Paid-in capital	164,967			161,532
Treasury stock	(16,741)			(16,741)
Retained earnings	170,365			160,933
Accumulated other comprehensive loss	(28,275)			(30,559)
Total stockholders’ equity	304,112			288,824
Noncontrolling interest	37			(38)
Total stockholders’ equity attributable to parent	304,149			288,786
Total liabilities and stockholders’ equity	$3,295,336			$3,503,577

Net interest spread (tax-equivalent)			2.20%			2.12%
Net interest income and margin (tax-equivalent) [1]		$26,862	3.66%		$30,333	3.83%
Less: Tax-equivalent adjustments		$(186)			$(194)
Net interest spread			2.17%			2.10%
Net interest income and margin		$26,676	3.63%		$30,139	3.81%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended March 31, 2025 and 2024, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net interest margin - U.S. GAAP basis
Net interest income	$26,676	$30,139
Average interest-earning assets	2,979,992	3,185,401
Net interest margin	3.63%	3.81%

Net interest margin - non-U.S. GAAP basis
Net interest income	$26,676	$30,139
Impact of fully tax-equivalent adjustment	186	194
Net interest income on a fully tax-equivalent basis	$26,862	$30,333
Average interest-earning assets	$2,979,992	$3,185,401
Net interest margin on a fully tax-equivalent basis	3.66%	3.83%

Key Metrics

	As of and for the three months ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Book value per common share	$23.94	$22.73
Tangible book value per common share [1]	$23.85	$22.48
Efficiency ratio 1 2	85.2%	79.5%
Overhead ratio 1 3 4	3.5%	3.4%
Net loan charge-offs to total loans 3 5	0.2%	0.2%
Allowance for credit losses to total loans [6]	0.9%	1.0%
Nonperforming loans	$20,272	$7,546
Nonperforming loans to total loans	1.0%	0.3%
Equity to assets	10.3%	8.2%
Community Bank Leverage Ratio	10.9%	10.1%
1 Non-U.S. GAAP metric.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.
6 Excludes loans held-for-sale.

Tangible book value (“TBV”) per common share was $23.85 and $22.48 as of March 31, 2025 and March 31, 2024, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of March 31,
(Dollars in thousands, except per share data)	2025	2024
Goodwill	$1,200	$2,838
Intangibles	—	330
Total intangibles	$1,200	$3,168

Total equity attributable to parent	$310,054	$291,850
Less: Total intangibles	(1,200)	(3,168)
Tangible common equity	$308,854	$288,682

Tangible common equity	$308,854	$288,682
Common shares outstanding (000s)	12,950	12,841
Tangible book value per common share	$23.85	$22.48

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

In December 2024, the Federal Reserve lowered its key interest rate to a range of 4.25% to 4.5%, which has not changed as of March 31, 2025. We continually analyze methods to deploy assets into an earning asset mix to generate a stronger net interest margin.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Net interest margin on a tax-equivalent basis was 3.66% for the three months ended March 31, 2025 compared to 3.83% for the three months ended March 31, 2024. The decline in net interest margin on a tax-equivalent basis primarily reflects a decline in earning asset yields, partially offset by lower funding costs. Tax-equivalent net interest spread was 2.20% for the three months ended March 31, 2025 compared to 2.12% for the three months ended March 31, 2024. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 146 basis points in the three months ended March 31, 2025 compared to 171 basis points in the three months ended March 31, 2024, driven by the decline in average assets.

During the three months ended March 31, 2025, net interest income declined $3.5 million, or 11.5%, to $26.7 million from $30.1 million during the three months ended March 31, 2024. Average total earning assets were $2.98 billion as of March 31, 2025, compared to $3.19 billion as of March 31, 2024. Total interest income declined by $6.8 million, or 13.6%, to $43.2 million in the three months ended March 31, 2025 from $50.0 million in the three months ended March 31, 2024, primarily due to declines in cash balances, driven by the exit of digital asset program accounts during the second quarter of 2024, and lower loan balances, partially offset by higher investment security balances. Average total loans declined to $2.10 billion as of March 31, 2025 from $2.28 billion as of March 31, 2024, primarily as the result of a $134.0 million decline in average commercial loans, a $30.0 million decline in average real estate loans and a $14.3 million decline in average consumer loans. These declines primarily reflect slower loan growth based on overall market conditions and the impact of loan amortization and payoffs. The yield on total loans declined 33 basis points.

Average investment securities increased $78.0 million as the result of an $81.6 million increase in taxable investments, partially offset by a $3.6 million decline in tax-exempt investments during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The yield on taxable securities increased 56 basis points, and the yield on tax-exempt securities increased two basis points.

Average interest-bearing liabilities declined $82.0 million, which was primarily the result of average balance declines of $74.2 million in NOW accounts, $73.7 million in savings accounts and $73.0 million in money market checking deposits, partially offset by an increase of $140.2 million in certificates of deposit.

Average interest-bearing deposits were $1.73 billion for the three months ended March 31, 2025 and $1.81 billion for the three months ended March 31, 2024. Total interest expense declined $3.3 million, primarily driven by lower interest rates. The cost of interest-bearing liabilities declined to 3.71% in the three months ended March 31, 2025 from 4.22% in the three months ended March 31, 2024.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan and available-for-sale investment security portfolios. Credit loss provisions were $0.2 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The decline in credit loss provisions is the result of a reduction in the required reserve calculated by the pooled loan analysis, driven by both lower loan portfolio balances and lower allocation rates, which was partially offset by higher calculated reserves of individually analyzed loans.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Total loans decreased $36.8 million during the three months ended March 31, 2025, compared to a decrease of $50.3 million in the three months ended March 31, 2024. The decline in loan balances compared to the prior quarter primarily reflects the amortization of the loan portfolio and a purposeful effort to improve the overall strength of the loan portfolio through selective originations and a focus on reducing criticized assets. The commercial loan portfolio decreased by $25.0 million during the three months ended March 31, 2025, as compared to a decrease of $34.0 million in the three months ended March 31, 2024, while the residential mortgage loan portfolio decreased by $8.2 million during the three months ended March 31, 2025, as compared to a $12.1 million decrease during the three months ended March 31, 2024. Additionally, our consumer loan portfolio decreased by $1.9 million during the three months ended March 31, 2025, while it decreased by $2.7 million in the three months ended March 31, 2024. Net charge-offs totaled $0.9 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Noninterest income for the three months ended March 31, 2025 and 2024 totaled $7.0 million and $7.8 million, respectively. The decline in noninterest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily the result of a $1.6 million decline in other operating income and a $0.7 million decline on gain on sale of available-for-sale investment securities. Partially offsetting these declines was $0.6 million in equity method investments income from our mortgage segment for the three months ended March 31, 2025, compared to a loss of $1.1 million in the three months ended March 31, 2024, and a $0.6 million gain on divestiture activity related to our sale of Trabian during three months ended March 31, 2025.

Noninterest Expense

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Noninterest expense was $28.7 million and $30.2 million in the three months ended March 31, 2025 and 2024, respectively. The decline from the prior period primarily reflects a decline of $2.2 million in professional fees, partially offset by a $0.6 million increase in other operating expenses. Approximately 57.2% and 54.6% of noninterest expense for the three months ended March 31, 2025 and 2024, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Our return on average assets was 0.4% for the three months ended March 31, 2025, compared to 0.5% for the three months ended March 31, 2024. The lower return for the three months ended March 31, 2025 is the result of a $0.9 million decline in earnings and a decline in average total assets of $208.2 million, which was primarily the result of a $104.4 million decline in average interest-bearing balances with banks, a $134.0 million decline in average commercial loans, a $30.0 million decline in average real estate loans and a $14.3 million decline in average consumer loans, partially offset by a $78.0 million increase in average investment securities.

Equity

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Our return on average stockholders’ equity was 4.7% for the three months ended March 31, 2025, compared to 6.2% for the three months ended March 31, 2024. The lower return for the three months ended March 31, 2025 is a result of a $0.9 million decline in earnings, while average equity increased by $15.3 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $251.5 million at March 31, 2025, compared to $317.9 million at December 31, 2024. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $463.9 million at March 31, 2025, compared to $454.2 million at December 31, 2024. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities:
United States government agency securities	$39,353	$39,846
United States sponsored mortgage-backed securities	172,790	147,580
United States treasury securities	82,754	103,975
Municipal securities	101,063	102,140
Corporate debt securities	15,475	9,918
Other debt securities	7,500	7,500
Other securities	682	681
Investment securities available-for-sale	$419,617	$411,640

Equity securities	$44,317	$42,583

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

Loans

Our loan portfolio totaled $2.06 billion as of March 31, 2025 and $2.10 billion as of December 31, 2024. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2025 and December 31, 2024, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 23% of our total loan portfolio as of March 31, 2025.

Allowance for Credit Losses

The ACL was $19.2 million, or 0.93% of loans receivable, at March 31, 2025, compared to $19.7 million, or 0.94% of loans receivable, at December 31, 2024. The commercial real estate, residential and consumer segments reflected a total allowance decrease of $0.6 million over the three months ended March 31, 2025. Additionally, over the three months ended March 31, 2025, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance decreases of $0.4 million to both the commercial acquisition, development and construction segment and the commercial and industrial segment. These decreases were partially offset by an increases of $0.4 million in allowance required by the commercial real estate owner occupied segment and an increase in provision needed for individually analyzed loans of $0.4 million. Bank management expects the markets in which it operates will experience potential economic volatility over the next one to two years and most decreases in estimated loss rates have been further supported by decrease in loan balances in the three months ended March 31, 2025. This results in marginally lower allocation rates against slightly lower loan balances, resulting in an overall lower allowance needed for the pooled loan portfolio. Net charge-offs for the three months ended March 31, 2025 included $0.8 million related to five U.S. SBA loans secured by business assets and $0.1 million related to the ALF consumer automotive segment.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings, when evaluating funding sources. Deposits remain the most significant source of funds, totaling $2.58 billion, or 97.0% of funding sources at March 31, 2025. This same information at December 31, 2024 reflected $2.69 billion in deposits representing 97.2% of funding sources. Borrowings represented 2.8% of funding sources at March 31, 2025, versus 2.7% at December 31, 2024. Repurchase agreements, which are available to large corporate customers, represented 0.2% of funding sources at March 31, 2025 and 0.1% at December 31, 2024.

At March 31, 2025, noninterest-bearing balances totaled $1.03 billion, compared to $941.0 million at December 31, 2024, or 40.0% and 34.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.55 billion at March 31, 2025, compared to $1.75 billion at December 31, 2024.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Deposits:
Noninterest-bearing demand	$1,033,056	$940,994
NOW	528,632	473,225
Savings and money markets	280,731	437,145
Time deposits, including CDs and IRAs	741,379	842,251
Total deposits	$2,583,798	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$1,374	$2,962

Average interest-bearing deposits were $1.73 billion during the three months ended March 31, 2025, compared to $1.81 billion during the same time period in 2024 and average noninterest-bearing deposits were $1.13 billion during the three months ended March 31, 2025 compared to $1.28 billion during the same time period in 2024.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.52 billion at March 31, 2025 and $1.42 billion at December 31, 2024 and primarily represent the gaming and banking-as-a-service industries.
Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB, Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $489.6 million, $317.0 million and $190.8 million as of March 31, 2025, respectively, compared to $505.8 million, $208.1 million and $227.6 million as of December 31, 2024, respectively. Of the gaming deposits, $158.3 million is with our three largest gaming clients at March 31, 2025.

Capital Resources

During the three months ended March 31, 2025, stockholders’ equity increased $4.4 million to $310.1 million. This increase primarily consists of net income of $3.6 million, other comprehensive income of $2.1 million, stock based compensation of $0.8 million and common stock options exercised of $0.1 million, offset by cash dividends paid of $2.2 million.

During the three months ended March 31, 2025, total assets declined $109.0 million. As a result, the equity to assets ratio increased from 9.8% at December 31, 2024 to 10.3% at March 31, 2025. We paid dividends to common shareholders of $2.2 million in the three months ended March 31, 2025 and 2024, respectively, compared to earnings of $3.6 million and $4.5 million in the three months ended March 31, 2025 and 2024, respectively, resulting in the dividend payout ratio increasing to 61.5% in the three months ended March 31, 2025 from 48.7% in the three months ended March 31, 2024.

MVB and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 15 – Regulatory Capital

Requirements to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2024 Form 10-K.

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

The Bank has elected to use the CBLR and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR include the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

The Bank's CBLR at March 31, 2025 was 10.9%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $333.9 million as of March 31, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the three months ended March 31, 2025, cash from operating and investing activities totaled $14.1 million and $31.3 million, respectively, while cash used in financing activities totaled $111.9 million. Significant cash flows during the quarter included outflows of $111.0 million related to the net change in deposits and $32.9 million to purchase available-for-sale investment securities, partially offset by inflows of $27.7 million from proceeds of loan sales and $27.3 million in maturities and paydowns of available-for-sale investment securities.

When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and multiple deposit networks. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with the contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.2% for March 2025 and 3.9% for March 2024.

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

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies when making commitments and conditional obligations as we do for on-balance-sheet instruments.

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

Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia, Northern Virginia, North Carolina and South Carolina markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the creditworthiness of each of our customers on a case-by-case basis and the amount of collateral they obtain is based on management’s credit evaluation.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2024 Form 10-K.

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

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within our policy guidelines. This objective is accomplished by managing balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. We manage balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate swaps, commercial loan swap transactions, interest rate lock commitments on mortgage loans held-for-sale and the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

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

Credit Risk

We have counterparty risk which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts, including derivative contracts such as interest rate swaps and fair value hedges. We work with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We monitor the financial condition of these third parties on an annual basis and we do not currently expect these third parties to fail to meet their obligations.

Item 4 – Controls and Procedures

As of March 31, 2025, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2024 Form 10-K. There have been no material changes in our risk factors from those disclosed, except for the following:

Our business strategy includes expected growth and our business, financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes expected growth in loans, deposits and fee income. Our ability to successfully grow will depend on a variety of factors, including our ability to hire or retain a sufficient number of qualified employees, the continued availability of desirable business opportunities, competition from other financial institutions and our ability to manage our growth. Growth opportunities may not be available to us or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Our future success will depend on the ability of our officers and key employees to achieve operational scalability through the implementation and improvement of our financial and management controls, reporting systems and procedures and manage a growing number of customer relationships. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, any future growth may place a strain on our administrative and operational infrastructure. Any such strain could increase our costs, reduce or eliminate our profitability and reduce the trading price of our common stock.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	May 7, 2025	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)