Form 10-Q
period 2025-06-30
MVB FINANCIAL CORP
filed 2025-08-07
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of August 6, 2025, there were 12,731,325 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of international trade policies and any retaliatory responses thereto, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;

●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,110	$7,876
Interest-bearing balances with banks	391,269	310,037
Total cash and cash equivalents	399,379	317,913
Investment securities available-for-sale	396,555	410,959
Equity securities	43,923	42,583
Loans receivable	2,153,309	2,100,131
Allowance for credit losses	(20,785)	(19,663)
Loans receivable, net	2,132,524	2,080,468
Premises and equipment, net	10,877	12,475
Bank-owned life insurance	46,058	45,455
Equity method investments	81,423	78,255
Assets held-for-sale	—	2,278
Accrued interest receivable and other assets	113,269	138,318
TOTAL ASSETS	$3,224,008	$3,128,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,050,104	$940,994
Interest-bearing	1,754,319	1,752,621
Total deposits	2,804,423	2,693,615
Accrued interest payable and other liabilities	40,331	52,032
Repurchase agreements	3,027	2,759
Subordinated debt	73,912	73,787
Liabilities held-for-sale	—	720
Total liabilities	2,921,693	2,822,913

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 13,877,256 and 12,714,660 shares issued and outstanding, respectively, as of June 30, 2025 and 13,793,311 and 12,945,295 shares issued and outstanding, respectively, as of December 31, 2024	13,877	13,793
Additional paid-in capital	166,078	164,677
Retained earnings	173,350	172,181
Accumulated other comprehensive loss	(27,869)	(28,231)
Treasury stock - 1,162,596 and 848,016 shares as of June 30, 2025 and December 31, 2024, respectively, at cost	(23,121)	(16,741)
Total equity attributable to parent	302,315	305,679
Noncontrolling interest	—	112
Total stockholders' equity	302,315	305,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,224,008	$3,128,704

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$35,293	$38,590	$70,330	$78,806
Interest on deposits with banks	3,592	5,065	8,326	12,406
Interest on investment securities	2,829	1,905	5,586	3,648
Interest on tax-exempt loans and securities	670	567	1,371	1,297
Total interest income	42,384	46,127	85,613	96,157

INTEREST EXPENSE
Interest on deposits	15,783	17,630	31,465	36,561
Interest on short-term borrowings and repurchase agreements	24	5	98	6
Interest on subordinated debt	797	808	1,594	1,617
Interest on senior term loan	—	114	—	264
Total interest expense	16,604	18,557	33,157	38,448

NET INTEREST INCOME	25,780	27,570	52,456	57,709
Provision for credit losses	1,990	254	2,167	2,251
Net interest income after provision for credit losses	23,790	27,316	50,289	55,458

NONINTEREST INCOME
Payment card and service charge income	4,653	3,817	9,638	8,630
Insurance income	80	64	148	130
Gain on sale of available-for-sale securities, net	90	—	48	658
Gain on sale of equity securities, net	118	103	118	103
Loss on sale of loans, net	(80)	—	(149)	—
Holding (loss) gain on equity securities	(374)	14	(640)	(35)
Compliance and consulting income	6	1,274	507	2,274
Equity method investments income (loss)	2,315	484	2,960	(644)
Gain on divestiture activity	—	—	608	—
Loss on disposal of assets	(15)	(12)	(357)	(66)
Other operating income	1,152	1,398	2,072	3,926
Total noninterest income	7,945	7,142	14,953	14,976

NONINTEREST EXPENSES
Salaries and employee benefits	15,801	15,949	32,213	32,438
Occupancy expense	1,299	949	2,595	1,813
Equipment depreciation and maintenance	900	1,218	1,879	2,434
Data processing and communications	1,332	1,313	2,687	2,772
Professional fees	3,481	5,192	7,062	10,929
Insurance, tax and assessment expense	1,078	1,085	2,035	1,977
Travel, entertainment, dues and subscriptions	2,195	1,433	3,703	2,984
Other operating expenses	2,483	1,791	5,096	3,774
Total noninterest expense	28,569	28,930	57,270	59,121
Income before income taxes	3,166	5,528	7,972	11,313
Income taxes	1,164	1,379	2,411	2,662
Net income, before noncontrolling interest	2,002	4,149	5,561	8,651

Net (income) loss attributable to noncontrolling interest	—	(60)	18	(80)
Net income attributable to parent	$2,002	$4,089	$5,579	$8,571

Earnings per common shareholder - basic	$0.16	$0.32	$0.43	$0.67
Earnings per common shareholder - diluted	$0.15	$0.31	$0.42	$0.66
Weighted-average shares outstanding - basic	12,912,113	12,883,426	12,930,046	12,847,191
Weighted-average shares outstanding - diluted	13,121,436	13,045,660	13,151,616	13,058,791

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income, before noncontrolling interest	$2,002	$4,149	$5,561	$8,651

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(2,682)	2,833	279	257
Reclassification adjustment for gain recognized in income	(90)	—	(48)	(658)
Change in defined benefit pension plan	429	301	171	902
Reclassification adjustment for amortization of net actuarial loss recognized in income	38	43	76	86
Other comprehensive income (loss), before tax	(2,305)	3,177	478	587

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	646	(681)	(68)	(62)
Reclassification adjustment for gain recognized in income	22	—	12	158
Change in defined benefit pension plan	(104)	(73)	(42)	(218)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(9)	(10)	(18)	(20)
Income taxes related to items of other comprehensive income (loss):	555	(764)	(116)	(142)

Total other comprehensive income (loss), net of tax	(1,750)	2,413	362	445

Comprehensive (income) loss attributable to noncontrolling interest	—	(60)	18	(80)

Comprehensive income	$252	$6,502	$5,941	$9,016

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	711	—	—	—	—	711	—	711
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

Net income	—	—	—	2,002	—	—	—	2,002	—	2,002
Other comprehensive loss	—	—	—	—	(1,750)	—	—	(1,750)	—	(1,750)
Dividends on common stock ($0.17 per share)	—	—	—	(2,209)	—	—	—	(2,209)	—	(2,209)
Stock-based compensation	—	—	896	—	—	—	—	896	—	896
Stock-based compensation related to equity method investments	—	—	104	—	—		—	104	—	104
Restricted stock units vested	78,945	79	(79)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(402)	—	—	—	—	(402)	—	(402)
Stock buyback program	—	—	—	—	—	314,580	(6,380)	(6,380)	—	(6,380)
Balance at June 30, 2025	13,877,256	$13,877	$166,078	$173,350	$(27,869)	1,162,596	$(23,121)	$302,315	$—	$302,315

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

Net income	—	—	—	4,089	—	—	—	4,089	60	4,149
Other comprehensive income	—	—	—		2,413	—	—	2,413	—	2,413
Dividends on common stock ($0.17 per share)	—	—	—	(2,192)	—	—	—	(2,192)	—	(2,192)
Stock-based compensation	—	—	814	—	—	—	—	814	—	814
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	1,650	2	26	—	—	—	—	28	—	28
Restricted stock units vested	111,500	111	(111)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(26,071)	(26)	(455)	—	—	—	—	(481)	—	(481)
Balance at June 30, 2024	13,775,978	$13,776	$162,880	$165,096	$(28,386)	848,016	$(16,741)	$296,625	$38	$296,663

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$5,561	$8,651
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	449	1,131
Net amortization of deferred loan costs	651	654
Provision for credit losses	2,167	2,251
Depreciation and amortization	1,558	2,141
Stock-based compensation	1,607	1,594
Stock-based compensation related to equity method investments	208	208
Holding loss on equity securities	640	35
Gain on sale of available-for-sale securities, net	(48)	(658)
Gain on sale of equity securities, net	(118)	(103)
Loss on sale of loans held-for-investment	149	—
Gain on divestiture activity	(608)	—
Income on bank-owned life insurance	(603)	(569)
Deferred income taxes	(63)	(474)
Equity method investments (income) loss	(2,960)	644
Return on equity method investments	(208)	—
Other assets	22,758	(9,411)
Other liabilities	(9,573)	(4,470)
Net cash provided by operating activities	21,567	1,624
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(74,430)	(48,205)
Net maturities/paydowns of available-for-sale investment securities	59,344	5,449
Sales of available-for-sale investment securities	29,480	24,327
Purchases of premises and equipment	(452)	(1,177)
Disposals of premises and equipment	150	67
Net change in loans	(83,455)	108,485
Proceeds from the sale of loans held-for-investment	27,678	—
Proceeds from sale of other real estate owned	1,229	—
Investment in equity method investments	—	(1,669)
Purchase of equity securities	(2,050)	(146)
Proceeds from divestiture, net	3,463	—
Proceeds from sale of equity securities	188	39
Net cash (used in) provided by investing activities	(38,855)	87,170
FINANCING ACTIVITIES
Net change in deposits	109,606	(18,624)
Net change in repurchase agreements	268	(2,455)
Principal payments on senior term loan	—	(6,850)
Common stock options exercised	72	1,241
Withholding cash issued in lieu of restricted stock	(402)	—
Cash dividends paid on common stock	(4,410)	(481)
Cash dividends paid on preferred stock	—	(4,337)
Repurchase of common stock	(6,380)	—
Net cash provided by (used in) financing activities	98,754	(31,506)
Net change in cash and cash equivalents	81,466	57,288
Cash and cash equivalents, beginning of period	317,913	398,229
Cash and cash equivalents, end of period	$399,379	$455,517

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$36,873	$38,239
Income taxes	3,856	189

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	(62)	(1,977)
Restricted stock units vested	79	111
Employee stock-based compensation tax withholding obligations	—	(26)
Loans transferred out of loans held-for-sale	—	(629)
Equity method investment distribution receivable	—	944

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC and MVB Insurance, LLC. Edge Ventures wholly-owns Victor Technologies, Inc. and MVB Technology, LLC. The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian Technology, Inc. (“Trabian”). In January 2025, the Bank entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us. Refer to Note 13 – Divestiture.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. The consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in our 2024 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Wholly-owned investments are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of June 30, 2025, we held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. At June 30, 2025, we elected to reclassify certain securities from investment securities available-for-sale to accrued interest receivable and other assets. This reclassification is reflected on the consolidated balance sheet as of December 31, 2024 and within the tables as of as of December 31, 2024 in Note 2 – Investment Securities, Note 7 – Fair Value of Financial Instruments and Note 8 – Fair Value Measurements.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$43,874	$33	$(4,555)	$39,352
United States sponsored mortgage-backed securities	188,342	366	(12,254)	176,454
United States treasury securities	56,989	—	(616)	56,373
Municipal securities	111,933	20	(16,923)	95,030
Corporate debt securities	21,884	50	(88)	21,846
Other debt securities	7,500	—	—	7,500
Investment securities available-for-sale	$430,522	$469	$(34,436)	$396,555

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,449	$10	$(5,613)	$39,846
United States sponsored mortgage-backed securities	161,032	130	(13,582)	147,580
United States treasury securities	106,095	—	(2,120)	103,975
Municipal securities	114,845	28	(12,733)	102,140
Corporate debt securities	9,943	67	(92)	9,918
Other debt securities	7,500	—	—	7,500
Investment securities available-for-sale	$444,864	$235	$(34,140)	$410,959

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$59,639	$59,023
After one year, but within five years	20,509	19,941
After five years, but within ten years	51,387	47,690
After ten years	298,987	269,901
Total available-for-sale debt securities	$430,522	$396,555

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $224.6 million and $247.4 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of June 30, 2025. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. There was no activity in the ACL related to available-for-sale debt securities during the three and six months ended June 30, 2025 and June 30, 2024.

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $34.4 million if sold at June 30, 2025, we have no intent to sell the applicable securities at such fair values and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL related to these securities as of June 30, 2025.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	June 30, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (23)	$5,527	$(165)	$30,413	$(4,390)
United States sponsored mortgage-backed securities (74)	88,488	(1,743)	43,066	(10,511)
United States treasury securities (12)	—	—	56,373	(616)
Municipal securities (196)	10,061	(498)	84,083	(16,425)
Corporate debt securities (7)	11,515	(54)	1,966	(34)
Total	$115,591	$(2,460)	$215,901	$(31,976)

	December 31, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,956	$(264)	$32,854	$(5,349)
United States sponsored mortgage-backed securities (75)	92,929	(2,291)	44,444	(11,291)
United States treasury securities (23)	—	—	103,975	(2,120)
Municipal securities (201)	17,613	(1,425)	83,592	(11,308)
Corporate debt securities (6)	990	(10)	2,818	(82)
Total	$117,488	$(3,990)	$267,683	$(30,150)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Proceeds from sales of available-for-sale securities	$28,965	$—	$29,480	$24,327
Gains, gross	381	—	381	658
Losses, gross	291	—	333	—

Proceeds from sales of equity securities	$188	$39	$188	$39
Gain, gross	118	103	118	103

Unrealized holding (losses) gains on equity securities	$(374)	$14	$(640)	$(35)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial:
Business	$672,484	$668,458
Real estate	709,860	632,898
Acquisition, development and construction	103,580	115,500
Total commercial	1,485,924	1,416,856
Residential real estate	639,771	650,708
Home equity lines of credit	11,131	12,933
Consumer	16,570	18,620
Total loans	2,153,396	2,099,117
Deferred loan origination costs, net	(87)	1,014
Loans receivable	$2,153,309	$2,100,131

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of June 30, 2025, the Bank had five shared national credit relationships with an aggregate commitment for $146.1 million and an aggregate outstanding balance of $60.6 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the specific portfolio segments shown below. Our loan portfolio segmentation is based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative disclosures, as follows:

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

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily, with a history of occupancy and cash flow. This segment includes both internally originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow. Commercial real estate loans include the following ACL segment: commercial real estate non-owner occupied (including both healthcare and SBA subsegments).

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

Residential real estate – This residential real estate segment contains permanent and construction mortgage loans, principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the continuing financial stability of the borrower and, where applicable, the builder, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral. Residential real estate loans include the following ACL segment: residential and residential construction (including an SBA subsegment).

Home equity lines of credit – Credit risk is for home equity lines of credit is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Home equity lines of credit include the following ACL segment: home equity lines of credit (including senior lien lines of credit and subordinate lien lines of credit).

Consumer loans – This segment of loans primarily includes installment loans and personal lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Substantially all of the outstanding loans in this segment are loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles. Credit risk is unique as this segment includes only those loans provided to consumers who cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan. Consumer loans include the following ACL segments: Americas Leading Finance consumer automotive and consumer.

As of June 30, 2025, the Bank’s other real estate owned balance totaled $1.5 million. The other real estate owned balance consists of two unrelated residential mortgages with a balance of $1.1 million and one commercial loan from our 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of June 30, 2025, there was one residential mortgage in the process of foreclosure with the loan balance totaling $0.4 million.

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

Review of the appropriate risk grade is included in both the internal and external loan review process on an ongoing basis. The Bank has an experienced credit department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships with the intent of reviewing 35% to 40% of the Bank's commercial outstanding loan balances on an annual basis. The Bank's credit department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the periods shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
June 30, 2025
Commercial business:
Risk rating:
Pass	$98,345	$79,027	$103,458	$152,514	$45,458	$146,014	$6,299	$631,115
Special Mention	—	—	1,191	14,241	206	11,984	721	28,343
Substandard	—	—	—	6,660	3,880	719	—	11,259
Doubtful	—	—	—	890	32	845	—	1,767
Total commercial business loans	$98,345	$79,027	$104,649	$174,305	$49,576	$159,562	$7,020	$672,484
Gross charge-offs		$—	$—	$1,031	$21	$—	$—	$1,052

Commercial real estate:
Risk rating:
Pass	$137,594	$57,813	$108,763	$106,266	$134,172	$112,554	$372	$657,534
Special Mention	—	—	—	—	7,671	9,551	—	17,222
Substandard	—	—	—	—	17,984	17,120	—	35,104
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$137,594	$57,813	$108,763	$106,266	$159,827	$139,225	$372	$709,860
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$25,112	$26,772	$325	$28,819	$7,380	$1,374	$—	$89,782
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,869	929	—	13,798
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$25,112	$26,772	$325	$28,819	$20,249	$2,303	$—	$103,580
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
June 30, 2025
Residential Real Estate:
Risk rating:
Pass	$23,163	$86,717	$30,673	$356,210	$84,358	$50,796	$2,638	$634,555
Special Mention	—	—	—	—	—	1,923	—	1,923
Substandard	—	—	—	2,839	—	251	112	3,202
Doubtful	—	—	—	—	—	91	—	91
Total residential real estate loans	$23,163	$86,717	$30,673	$359,049	$84,358	$53,061	$2,750	$639,771
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$34	$—	$11,003	$—	$11,093
Special Mention	—	—	—	—	—	14	—	14
Substandard	—	—	—	—	—	24	—	24
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$34	$—	$11,041	$—	$11,131
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$1,402	$—	$1,295	$10,535	$3,108	$33	$—	$16,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	10	148	39	—	—	197
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$1,402	$—	$1,305	$10,683	$3,147	$33	$—	$16,570
Gross charge-offs	$—	$—	$134	$675	$154	$—	$—	$963

Total:
Risk rating:
Pass	$285,616	$250,329	$244,570	$654,378	$274,476	$321,774	$9,309	$2,040,452
Special Mention	—	—	1,191	14,241	7,877	23,472	721	47,502
Substandard	—	—	10	9,647	34,772	19,043	112	63,584
Doubtful	—	—	—	890	32	936	—	1,858
Total loans	$285,616	$250,329	$245,771	$679,156	$317,157	$365,225	$10,142	$2,153,396
Gross charge-offs	$—	$—	$134	$1,706	$175	$—	$—	$2,015

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Risk rating:
Pass	$68,129	$124,736	$211,526	$51,202	$58,015	$98,747	$6,439	$618,794
Special Mention	35	—	21,053	9,259	1,816	4,863	813	37,839
Substandard	—	1,227	2,549	1,777	508	2,290	207	8,558
Doubtful	—	—	1,681	292	278	1,016	—	3,267
Total commercial business loans	$68,164	$125,963	$236,809	$62,530	$60,617	$106,916	$7,459	$668,458
Gross charge-offs	$2	$—	$3,125	$885	$—	$367	$—	$4,379

Commercial real estate:
Risk rating:
Pass	$63,058	$97,119	$121,694	$161,886	$9,222	$122,809	$431	$576,219
Special Mention	—	—	—	7,743	—	—	—	7,743
Substandard	—	—	—	17,984	—	30,952	—	48,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$63,058	$97,119	$121,694	$187,613	$9,222	$153,761	$431	$632,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,352	$13,675	$36,425	$29,885	$6,673	$1,287	$—	$99,297
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	13,506	—	430	—	13,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,352	$13,675	$36,425	$43,391	$6,673	$3,984	$—	$115,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$81,559	$37,914	$375,065	$90,440	$32,902	$22,759	$2,666	$643,305
Special Mention	—	—	798	—	—	1,567	—	2,365
Substandard	—	—	2,798	—	360	1,672	115	4,945
Doubtful	—	—	—	—	—	93	—	93
Total residential real estate loans	$81,559	$37,914	$378,661	$90,440	$33,262	$26,091	$2,781	$650,708
Gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	`	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—		$1,056	$11,475	$—	$12,623
Special Mention	—	—	—	—		—	142	—	142
Substandard	—	—	—	—		—	168	—	168
Doubtful	—	—	—	—		—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—		$1,056	$11,785	$—	$12,933
Gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,597	$12,812	$3,949		$—	$43	$—	$18,401
Special Mention	—	—	—	—		—	—	—	—
Substandard	—	21	147	51		—	—	—	219
Doubtful	—	—	—	—		—	—	—	—
Total consumer loans	$—	$1,618	$12,959	$4,000		$—	$43	$—	$18,620
Gross charge-offs	$—	$384	$2,530	$452		$—	$—	$—	$3,366

Total:
Risk rating:
Pass	$224,098	$275,098	$757,557	$337,362		$107,868	$257,120	$9,536	$1,968,639
Special Mention	35	—	21,851	17,002		1,816	8,839	813	50,356
Substandard	—	1,248	5,494	33,318		868	35,512	322	76,762
Doubtful	—	—	1,681	292		278	1,109	—	3,360
Total loans	$224,133	$276,346	$786,583	$387,974		$110,830	$302,580	$10,671	$2,099,117
Gross charge-offs	$2	$384	$5,655	$1,348		$—	$367	$—	$7,756

Management further monitors the performance and credit quality of the loan portfolio by analyzing the past due status of the portfolio determined by the length of time a payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
June 30, 2025
Commercial
Business	$663,738	$1,002	$3,768	$3,976	$8,746	$672,484	$4,996	$—	$2,968	$—
Real estate	691,876	—	—	17,984	17,984	709,860	—	17,984	—	—
Acquisition, development and construction	102,651	—	—	929	929	103,580	13,798	—	13,798	—
Total commercial	1,458,265	1,002	3,768	22,889	27,659	1,485,924	18,794	17,984	16,766	—
Residential real estate	637,991	403	—	1,377	1,780	639,771	2,041	—	995	—
Home equity lines of credit	11,090	17	—	24	41	11,131	24	—	—	—
Consumer	14,706	1,248	420	196	1,864	16,570	196	—	—	—
Total loans	$2,122,052	$2,670	$4,188	$24,486	$31,344	$2,153,396	$21,055	$17,984	$17,761	$—

December 31, 2024
Commercial
Business	$662,163	$736	$2,252	$3,307	$6,295	$668,458	$6,174	$—	$2,682	$—
Real estate	614,914	—	—	17,984	17,984	632,898	—	17,984	—	—
Acquisition, development and construction	101,564	430	—	13,506	13,936	115,500	13,935	—	13,936	—
Total commercial	1,378,641	1,166	2,252	34,797	38,215	1,416,856	20,109	17,984	16,618	—
Residential real estate	645,430	3,364	45	1,869	5,278	650,708	4,110	—	1,871	—
Home equity lines of credit	12,799	40	46	48	134	12,933	168	—	—	—
Consumer	16,720	1,390	290	220	1,900	18,620	220	—	—	—
Total loans	$2,053,590	$5,960	$2,633	$36,934	$45,527	$2,099,117	$24,607	$17,984	$18,489	$—

As of June 30, 2025 and December 31, 2024, there was one loan with an outstanding balance of $18.0 million that was over 90 days past due and still accruing. This loan was past due on its maturity payments; however, interest payments were received as scheduled. This loan was paid off in July 2025.

The ACL is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the loan balance is uncollectible. Accrued interest receivable is excluded from the estimate of credit losses. Management determines the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit behaviors, along with model judgments, provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors.

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level, with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of June 30, 2025, the Bank expects the markets in which it operates to experience potential economic volatility over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When Bank management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs, as appropriate.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
June 30, 2025
Commercial
Business	$2,091	$667	$—	$—	$3,680	$6,438	$1,965
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	12,869	—	—	—	—	12,869	—
Total commercial	$32,944	$667	$—	$—	$3,680	$37,291	$1,965
Residential	995	—	—	—	—	995	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	196	—	—	—	196	59
Total	$33,939	$863	$—	$—	$3,680	$38,482	$2,024
Collateral value	$95,474	$1,277	$—	$—	$4,249	$101,000

December 31, 2024
Commercial
Business	$2,500	$1,516	$—	$—	$240	$4,256	$827
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	13,506	—	—	—	—	13,506	—
Total commercial	$33,990	$1,516	$—	$—	$240	$35,746	$827
Residential	2,866	—	—	—	—	2,866	36
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	220	—	—	—	220	73
Total	$36,856	$1,736	$—	$—	$240	$38,832	$936
Collateral value	$66,247	$2,578	$—	$—	$—	$68,825

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve for these certain loans in homogeneous pools was immaterial at June 30, 2025 and December 31, 2024.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2025 and December 31, 2024, the liability for unfunded commitments related to loans held-for-investment was $1.6 million.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or part of specific loans are uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at March 31, 2025	$7,033	$2,439	$1,383	$10,855	$7,041	$89	$1,180	$19,165
Provision (release of allowance) for credit losses[1]	927	580	524	2,031	(86)	(3)	(139)	1,803
Charge-offs	(256)	—	—	(256)	—	—	(372)	(628)
Recoveries	—	3	—	3	—	1	441	445
ACL balance at June 30, 2025	$7,704	$3,022	$1,907	$12,633	$6,955	$87	$1,110	$20,785

(Dollars in thousands)
ACL at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663
Provision (release of allowance) for credit losses[1]	2,211	446	135	2,792	(367)	(10)	(253)	2,162
Charge-offs	(1,052)	—	—	(1,052)	—	—	(963)	(2,015)
Recoveries	50	5	—	55	—	2	918	975
ACL at June 30, 2025	$7,704	$3,022	$1,907	$12,633	$6,955	$87	$1,110	$20,785
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at March 31, 2024	$8,289	$3,304	$2,121	$13,714	$6,302	$90	$2,698	$22,804
Provision (release of allowance) for credit losses[1]	2,180	(839)	(684)	657	(54)	(6)	(467)	130
Charge-offs	(896)	—	—	(896)	—	—	(642)	(1,538)
Recoveries	—	7	—	7	—	1	680	688
ACL balance at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084

(Dollars in thousands)
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses[1]	3,477	(474)	(237)	2,766	(199)	(14)	(428)	2,125
Charge-offs	(1,877)	—	—	(1,877)	—	—	(1,811)	(3,688)
Recoveries	42	15	—	57	35	2	1,429	1,523
ACL balance at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

During the three and six months ended June 30, 2025, there were charge offs totaling $0.6 million and $2.0 million, respectively. For the three months ended June 30, 2025, $0.2 million of charge-offs were related to two commercial notes secured by business assets and $0.4 million of charge offs were related to the subprime consumer automotive segment. For the six months ended June 30, 2025, $1.0 million of charge-offs were related to eight commercial notes secured by business assets and $1.0 million of charge-offs were related to the subprime automotive segment. During the three and six months ended June 30, 2025, the release of allowance related to unfunded commitments were $0.2 million and immaterial, respectively. During the three and six months ended June 30, 2024, there was an immaterial release of allowance related to unfunded commitments.

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

Loan Modifications for Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing concessions that allow for the borrower to lower their payment obligations for a defined period. These modifications may include, but are not limited to: principal forgiveness, payment delays, term extensions, interest rate reductions and any combinations of the preceding.

The following table summarize the period-end amortized cost basis of loans that were modified during the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended June 30, 2025
Commercial
Business	$—	$—	$—	$—	$—	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	929	—	929	1%
Total commercial	—	—	929	—	929	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$929	$—	$929	—%

Three Months Ended June 30, 2024
Commercial
Business	$—	$3,531	$—	$—	$3,531	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	3,531	—	—	3,531	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$3,531	$—	$—	$3,531	—%

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Six Months Ended June 30, 2025
Commercial
Business	$—	$6,480	$—	$—	$6,480	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	929	—	929	1%
Total commercial	—	6,480	929	—	7,409	—%
Residential	—		—	—	—	—%
Home equity lines of credit	—		—	—	—	—%
Consumer	—		—	—	—	—%
Total	$—	$6,480	$929	$—	$7,409	—%

Six Months Ended June 30, 2024
Commercial
Business	$—	$4,899	$—	$—	$4,899	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,899	—	—	4,899	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,899	$—	$—	$4,899	—%

The above tables present the amortized cost basis of loans at June 30, 2025 and 2024 that were experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified for borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable.

During the three months ended June 30, 2025, there is one loan to one borrower that received a term extension modification for $0.9 million. This note is secured by residential lots valued at $1.3 million. There are five loans to five borrowers that received payment delay modifications in the six months ended June 30, 2025. These five total loans that received payment delay modifications include four commercial loans with government guarantees totaling $3.9 million and one note secured by a business valuation totaling $2.6 million. In addition, there is one loan to one borrower that received a term extension modification for $0.9 million. This note is secured by residential lots valued at $1.3 million. During the three and six months ended June 30, 2024, there were $3.5 million and $4.9 million in modifications to 10 and 15 borrowers, respectively, experiencing financial difficulties.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended June 30, 2025
Commercial
Business	$—	$—	$—	$—
Real estate	—	—	—	—
Acquisition, development and construction	—	—	929	929
Total commercial	—	—	929	929
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$929	$929

Three Months Ended June 30, 2024
Commercial
Business	$—	$235	$449	$684
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	—	235	449	684
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$235	$449	$684

Six Months Ended June 30, 2025
Commercial
Business	$—	$2,512	$949	$3,461
Real estate	—	—	—	—
Acquisition, development and construction	—	—	929	929
Total commercial	—	2,512	1,878	4,390
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,512	$1,878	$4,390

Six Months Ended June 30, 2024
Commercial
Business	$—	$235	$449	$684
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	—	235	449	684
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$235	$449	$684

As of June 30, 2025, there are three modified loans past due, with an amortized cost basis of $4.4 million. Two loans are commercial notes with government guarantees secured by business assets. One loan is a commercial note secured by residential lots. All three loans are considered non-accrual as of June 30, 2025.

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

No loans modified during the three and six months ended June 30, 2025 have subsequently defaulted. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Note 4 – Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we perform the income, investment and asset tests described in S-X 1-02(w) for each equity method investment. Rule 4-08(g) of Regulation S-X requires summarized financial information for all equity method investees in a quarterly report if any of the equity method investees, individually or in the aggregate, result in any of the tests exceeding 10%.

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10%, accordingly, we are required to provide summarized income statement information for all investees for all periods presented.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for our proportionate share of the entities' earnings.

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Total revenues	$11,541	$12,864	$22,529	$22,721
Net income	344	1,117	1,116	695

Gain on loans sold	$7,555	$7,748	$14,159	$13,571
Gain (loss) on loans held-for-sale	(166)	373	(118)	395
Volume of loans sold	391,504	393,641	705,445	618,624
Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making. Accordingly, the investment, which had a carrying value of $24.1 million at June 30, 2025, is accounted for as an equity method investment. Our share of ICM's net income totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2025, while our share of ICM's net income totaled $0.4 million and $0.2 million for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the mortgage pipeline was $482.1 million and $482.4 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Total revenues	$46,191	$30,656	$89,872	$68,153
Net income (loss)	6,025	(1,903)	$6,812	(4,351)

Gain on loans sold	$13,974	$10,331	$28,975	$21,539
Gain (loss) on loans held-for-sale	3,134	(505)	1,787	82
Volume of loans sold	307,531	314,165	638,274	618,624

Our ownership percentage of 37.5% of Warp Speed allows us to have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $55.8 million at June 30, 2025, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income totaled $2.3 million and $2.6 million for the three and six months ended June 30, 2025, while our share of net income and loss totaled $0.1 million and $0.8 million for the three and six months ended 2024. As of June 30, 2025 and December 31, 2024, the mortgage pipeline was $646.6 million and $543.4 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and six months ended June 30, 2025 and 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have a direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,050,104	$940,994
NOW	529,637	473,225
Savings and money markets	597,425	437,145
Time deposits, including CDs and IRAs	627,257	842,251
Total deposits	$2,804,423	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$527	$2,962

The following table presents the maturities of time deposits for the twelve month periods ended June 30:

(Dollars in thousands)
2026	$372,556
2027	158,360
2028	93,965
2029	2,294
2030	63
Thereafter	19
Total	$627,257

As of June 30, 2025 and December 31, 2024, overdrawn deposit accounts totaling $2.0 million and $2.8 million, respectively, were reclassified as loan balances.

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of June 30, 2025 and 2024 for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest cost	$119	$113	238	226
Expected return on plan assets	(154)	(157)	(308)	(314)
Amortization of net actuarial loss	38	43	76	86
Net periodic benefit income	$3	$(1)	$6	$(2)
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and six months ended June 30, 2025 and 2024.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) was entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date, he was entitled to receive $1.8 million payable in 180 equal consecutive monthly installments upon retirement. The liability accrued for this obligation was $1.7 million as of December 31, 2024. The SERP was terminated in February 2024. Within the agreement, there was a one year provision for payment delay and the $1.8 million obligation was paid in April 2025.

Note 7 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2025
Financial Assets:
Cash and cash equivalents	$399,379	$399,379	$399,379	$—	$—
Securities available-for-sale	396,555	396,555	—	371,620	24,935
Equity securities	43,923	43,923	6,289	—	37,634
Loans receivable, net	2,132,524	2,283,720	—	—	2,283,720
Interest rate swaps	3,419	3,419	—	3,419	—
Accrued interest receivable	14,741	14,741	—	3,517	11,224
FHLB stock	2,071	2,071	—	2,071	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$2,804,423	$2,756,748	$—	$2,756,748	$—
Repurchase agreements	3,027	3,027	—	3,027	—
Interest rate swaps	3,419	3,419	—	3,419	—
Fair value hedge	1,039	1,039	—	1,039	—
Accrued interest payable	2,072	2,072	—	2,072	—
Subordinated debt	73,912	69,729	—	69,729	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$317,913	$317,913	$317,913	$—	$—
Securities available-for-sale	410,959	410,959	—	385,466	25,493
Equity securities	42,583	42,583	4,994	—	37,589
Loans receivable, net	2,080,468	2,186,572	—	—	2,186,572
Interest rate swaps	5,913	5,913	—	5,913	—
Accrued interest receivable	16,537	16,537	—	6,815	9,722
FHLB stock	2,011	2,011	—	2,011	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,693,615	$2,606,342	$—	$2,606,342	$—
Repurchase agreements	2,759	2,759	—	2,759	—
Interest rate swaps	5,913	5,913	—	5,913	—
Fair value hedge	112	112	—	112	—
Accrued interest payable	5,788	5,788	—	5,788	—
Subordinated debt	73,787	106,038	—	106,038	—

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

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost. As of June 30, 2025 and December 31, 2024, there were no loans held-for-sale.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	June 30, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,352	$—	$39,352
United States sponsored mortgage-backed securities	—	176,454	—	176,454
United States treasury securities	—	56,373	—	56,373
Municipal securities	—	77,595	17,435	95,030
Corporate debt securities	—	21,846	—	21,846
Equity securities	6,289	—	—	6,289
Interest rate swaps	—	3,419	—	3,419
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	3,419	—	3,419
Fair value hedge	—	1,039	—	1,039

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,846	$—	$39,846
United States sponsored mortgage-backed securities	—	147,580	—	147,580
United States treasury securities	—	103,975	—	103,975
Municipal securities	—	84,147	17,993	102,140
Corporate debt securities	—	9,918	—	9,918
Other securities	—	681	—	681
Equity securities	4,994	—	—	4,994
Interest rate swaps	—	5,913	—	5,913
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	5,913	—	5,913
Fair value hedge	—	112	—	112

The following table represents recurring Level III assets and liabilities as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at March 31, 2025	$17,662	$648	$18,310
Realized and unrealized income included in earnings	1	—	1
Maturities/calls	(160)	—	(160)
Unrealized loss included in other comprehensive income	(68)	—	(68)
Balance at June 30, 2025	$17,435	$648	$18,083

Balance at December 31, 2024	$17,993	$648	$18,641
Realized and unrealized income included in earnings	1	—	1
Maturities/calls	(233)	—	(233)
Unrealized loss included in other comprehensive loss	(326)	—	(326)
Balance at June 30, 2025	$17,435	$648	$18,083

Balance at Balance at March 31, 2024	$17,363	$648	$18,011
Realized and unrealized gains included in earnings	4	—	4
Maturities/calls	(155)	—	(155)
Unrealized gain included in other comprehensive income	717	—	717
Balance at June 30, 2024	$17,929	$648	$18,577

Balance at December 31, 2023	$18,245	$648	$18,893
Realized gain included in earnings	5	—	5
Maturities/calls	(225)	—	(225)
Unrealized loss included in other comprehensive income	(96)	—	(96)
Balance at June 30, 2024	$17,929	$648	$18,577

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

The following table presents the fair value of these assets as of the periods shown:

	June 30, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$36,458	$36,458
Other real estate owned	—	—	1,538	1,538

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$37,895	$37,895
Other real estate owned	—	—	2,827	2,827
The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2025
Nonrecurring measurements:
Collateral-dependent loans	$36,458	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,538	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,435	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$37,895	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,993	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

In October 2024, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and we paid the counterparty $2.1 million to terminate the swap. We recorded a $0.5 million loss in 2023 and $1.7 million remained on the balance sheet at the time of discontinuance as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items. As of June 30, 2025, the basis adjustment remaining on the hedged portfolio was $1.5 million. We recorded a $0.1 million gain on the derivative as a result of the discontinuance in 2024.

In January 2025, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $30.0 million, was fully dedesignated, and we were paid a nominal fee by the counterparty to terminate the swap. The amount that remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio was not material and was recognized in interest income during the first quarter of 2025.

In January 2025, we discontinued the portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate municipal bonds. The hedge, which had a notional amount of $50.0 million, was fully dedesignated, and we paid the counterparty $0.5 million to terminate the swap. A basis adjustment to the hedged securities portfolio of $0.5 million remained on the balance sheet at the time of discontinuance, which will be amortized over the life of the underlying hedged items. As of June 30, 2025, the basis adjustment remaining on the hedged portfolio was $0.4 million.

The remaining active fair value swaps are designated under the portfolio layer method. The notional amount of the two active swaps was $89.8 million as of June 30, 2025, one of which is amortizing and included a $30.2 million amortization adjustment to the notional amount at June 30, 2025. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value based on changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2025 and December 31, 2024:

		June 30, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$430,179	$339,811	$1,039	$1,505
Fixed rate bonds	Investment securities available-for-sale	55,608	50,000	—	408
Total hedged assets		$485,787	$389,811	$1,039	$1,913

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$443,830	$375,993	$(505)	$1,593
Fixed rate bonds	Investment securities available-for-sale	58,318	50,000	618	—
Total hedged assets		$502,148	$425,993	$113	$1,593

Derivatives Not Designated as Hedging Instruments

Matched Interest Rate Swaps. We enter into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a "mirror" swap contract with a third-party. The third-party exchanges the borrower's fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan-related derivative income.

The following tables summarize outstanding financial derivative instruments as of June 30, 2025 and December 31, 2024:

		June 30, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$89,811	$(1,039)	$(927)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	130,723	3,419	2,494
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	130,723	(3,419)	(2,494)

Total derivatives		$351,257	$(1,039)	$(927)

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$175,993	$(112)	$5,998

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	133,942	5,913	5,913
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	133,942	(5,913)	(5,913)

Total derivatives		$443,877	$(112)	$5,998

Embedded Derivatives

In 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at June 30, 2025 and December 31, 2024, with no gain or loss for the three and six months ended June 30, 2025 and June 30, 2024.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2025	2024	2025	2024
Numerator for earnings per share:
Net income, before noncontrolling interest	$2,002	$4,149	$5,561	$8,651
Net (income) loss attributable to noncontrolling interest	—	(60)	18	(80)
Net income available to common shareholders	$2,002	$4,089	$5,579	$8,571

Denominator:
Weighted-average shares outstanding - basic	12,912,113	12,883,426	12,930,046	12,847,191
Effect of dilutive instruments	209,323	162,234	221,570	211,600
Weighted-average shares outstanding - diluted	13,121,436	13,045,660	13,151,616	13,058,791

Earnings per common share - basic	$0.16	$0.32	$0.43	$0.67
Earnings per share common share - diluted	$0.15	$0.31	$0.42	$0.66

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	461,392	606,925	430,557	316,368

Note 11 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain recognized in income	$90	$—	$48	$658	Gain on sale of available-for-sale securities, net
Income tax effect	(22)	—	(12)	(158)	Income taxes
Realized gain recognized in income, net of tax	68	—	36	500
Defined benefit pension plan items
Amortization of net actuarial loss	(38)	$(43)	$(76)	$(86)	Salaries and employee benefits
Income tax effect	9	10	18	20	Income taxes
Defined benefit pension plan items, net of tax	(29)	(33)	(58)	(66)

Total reclassifications	$39	$(33)	$(22)	$434

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at March 31, 2025	$(23,669)	$(2,450)	$—	$(26,119)
Other comprehensive income (loss) before reclassification	(2,036)	325	—	(1,711)
Amounts reclassified from accumulated other comprehensive income	(68)	29	—	(39)
Net current period other comprehensive income (loss)	(2,104)	354	—	(1,750)
Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)

Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income (loss) before reclassification	211	129	—	340
Amounts reclassified from accumulated other comprehensive income	(36)	58	—	22
Net current period other comprehensive income	175	187	—	362
Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)

Balance at March 31, 2024	$(28,328)	$(2,505)	$34	$(30,799)
Other comprehensive income (loss) before reclassification	2,152	228	—	2,380
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	2,152	261	—	2,413
Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)

Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	195	684	—	879
Amounts reclassified from accumulated other comprehensive income	(500)	66	—	(434)
Net current period other comprehensive income (loss)	(305)	750	—	445
Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)

Note 12 – Segment Reporting

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

Our chief operating decision makers ("CODMs") regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the Chief Executive Officer and President, Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on operating income that also is reported on the income statement as consolidated income before income taxes. Operating income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to our peers. Operating income on a segment basis is reported below.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended June 30, 2025	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$42,316	$103	$2	$—	$(37)	$42,384
Interest expense	15,807	—	797	37	(37)	16,604
Net interest income (expense)	26,509	103	(795)	(37)	—	25,780
Provision for credit losses	1,990	—	—	—	—	1,990
Net interest income (expense) after provision for credit losses	24,519	103	(795)	(37)	—	23,790

Noninterest income	4,677	2,315	2,855	1,214	(3,116)	7,945

Noninterest Expenses:
Salaries and employee benefits	9,348	—	5,154	1,299	—	15,801
Occupancy expense	1,299	—	72	—	(72)	1,299
Equipment depreciation and maintenance	414	—	72	414	—	900
Data processing and communications	1,129	—	120	83	—	1,332
Professional fees	2,348	—	1,135	281	(283)	3,481
Other expenses[1]	7,483	—	869	165	(2,761)	5,756
Total noninterest expenses	22,021	—	7,422	2,242	(3,116)	28,569

Operating income (loss)	$7,175	$2,418	$(5,362)	$(1,065)	$—	$3,166

Capital expenditures for the three months ended June 30, 2025	$155	$—	$18	$18	$—	$191
Total assets as of June 30, 2025	3,166,318	90,823	346,158	16,952	(396,243)	3,224,008
Total assets as of December 31, 2024	3,076,644	32,697	405,010	23,090	(408,737)	3,128,704
Goodwill as of June 30, 2025	—	—	—	1,200	—	1,200
Goodwill as of December 31, 2024	—	—	—	2,838	—	2,838
Investment in equity method investees as of June 30, 2025	—	81,423	—	—	—	81,423
Investment in equity method investees as of December 31, 2024	—	78,255	—	—	—	78,255
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Three Months Ended June 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,038	$103	$3	$—	$(17)	$46,127
Interest expense	17,635	—	922	17	(17)	18,557
Net interest income (expense)	28,403	103	(919)	(17)	—	27,570
Provision for credit losses	254	—	—		—	254
Net interest income (expense) after provision for credit losses	28,149	103	(919)	(17)	—	27,316

Noninterest income	4,898	485	2,769	3,128	(4,138)	7,142

Noninterest Expenses:
Salaries and employee benefits	9,359	—	4,473	2,117	—	15,949
Occupancy expense	948	—	37	—	(36)	949
Equipment depreciation and maintenance	581	—	115	522	—	1,218
Data processing and communications	1,027	—	152	134	—	1,313
Professional fees	4,404	—	1,250	361	(823)	5,192
Other expenses[1]	6,297	—	526	765	(3,279)	4,309
Total noninterest expenses	22,616	—	6,553	3,899	(4,138)	28,930

Operating income (loss)	$10,431	$588	$(4,703)	$(788)	$—	$5,528

Capital expenditures for the three months ended June 30, 2024	$159	$—	$97	$—	$—	$256
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Six Months Ended June 30, 2025	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$85,467	$206	$4	$—	$(64)	$85,613
Interest expense	31,563	—	1,594	64	(64)	33,157
Net interest income (expense)	53,904	206	(1,590)	(64)	—	52,456
Provision for credit losses	2,167	—	—	—	—	2,167
Net interest income (expense) after provision for credit losses	51,737	206	(1,590)	(64)	—	50,289

Noninterest income	9,986	2,963	5,742	2,670	(6,408)	14,953

Noninterest Expenses:
Salaries and employee benefits	18,786	—	10,411	3,016	—	32,213
Occupancy expense	2,595	—	108	—	(108)	2,595
Equipment depreciation and maintenance	822	—	153	904	—	1,879
Data processing and communications	2,241	—	262	184	—	2,687
Professional fees	4,389	—	2,549	774	(650)	7,062
Other expenses	14,668	—	1,495	321	(5,650)	10,834
Total noninterest expenses	43,501	—	14,978	5,199	(6,408)	57,270

Operating income (loss)	$18,222	$3,169	$(10,826)	$(2,593)	$—	$7,972

Capital expenditures for the six months ended June 30, 2025	$392	$—	$30	$30	$—	$452
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Six Months Ended June 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$95,980	$206	$5	$—	$(34)	$96,157
Interest expense	36,562	—	1,881	39	(34)	38,448
Net interest income (expense)	59,418	206	(1,876)	(39)	—	57,709
Provision for credit losses	2,251	—	—	—	—	2,251
Net interest income (expense) after provision for credit losses	57,167	206	(1,876)	(39)	—	55,458

Noninterest income	12,419	(644)	5,034	6,392	(8,225)	14,976

Noninterest Expenses:
Salaries and employee benefits	19,182	—	9,151	4,105	—	32,438
Occupancy expense	1,812	—	73	—	(72)	1,813
Equipment depreciation and maintenance	1,237	—	202	995	—	2,434
Data processing and communications	2,240	—	274	258	—	2,772
Professional fees	9,390	—	2,251	954	(1,666)	10,929
Other expenses	12,399	—	1,121	1,702	(6,487)	8,735
Total noninterest expenses	46,260	—	13,072	8,014	(8,225)	59,121

Operating income (loss)	$23,326	$(438)	$(9,914)	$(1,661)	$—	$11,313

Capital expenditures for the six months ended June 30, 2024	$811	$—	$108	$258	$—	$1,177
1Other expenses consist of insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Note 13 – Divestiture

Trabian Technology, Inc.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian. As such, Trabian's assets, including $1.6 million of goodwill, and liabilities were classified as held-for-sale on the consolidated balance sheet as of December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us for $3.5 million. As a result of the transaction, we recognized a gain of $0.6 million for the six months ended June 30, 2025.

The following table presents the major classes of assets and liabilities held-for-sale:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Premises and equipment, net	$—	$33
Accrued interest receivable and other assets	—	2,245
Total assets held-for-sale	$—	$2,278

Accrued interest payable and other liabilities	$—	$720
Total liabilities held-for-sale	$—	$720

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. Interest rates have remained at an elevated level through June 30, 2025, as the Federal Reserve has maintained its federal funds interest rate range of 4.25% to 4.5%. However, we have seen an increase in loan balances compared to the prior quarter, which primarily reflects the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Financial Results

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

During the three months ended June 30, 2025, net interest income declined $1.8 million, noninterest income increased $0.8 million and noninterest expense declined $0.4 million compared to the three months ended June 30, 2024. Our tax-equivalent yield on earning assets for the three months ended June 30, 2025 was 6.04% compared to 6.26% for the three months ended June 30, 2024. Loans receivable increased $90.0 million to $2.15 billion during the three months ended June 30, 2025. Our overall cost of interest-bearing liabilities was 3.55% for the three months ended June 30, 2025 compared to 4.15% for the three months ended June 30, 2024. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.69% in the three months ended June 30, 2025, compared to 3.75% in the three months ended June 30, 2024.

Our net income for the three months ended June 30, 2025 was $2.0 million compared to $4.1 million for the three months ended June 30, 2024. Earnings for the three months ended June 30, 2025 equated to a return on average assets of 0.3% and a return on average equity of 2.6%, compared to the three months ended June 30, 2024 results of 0.5% and 5.7%, respectively. Basic and diluted earnings per share were $0.16 and $0.15 for the three months ended June 30, 2025, respectively, compared to $0.32 and $0.31, respectively, for the three months ended June 30, 2024. Our results for the three months ended June 30, 2025 included a $2.0 million provision for credit losses primarily due to loan growth during the quarter, compared to a $0.3 million provision for credit losses for the three months ended June 30, 2024. Our loan growth during the three months ended June 30, 2025 occurred late in the quarter, resulting in provisioning without the benefit of corresponding interest income.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

During the six months ended June 30, 2025, net interest income decreased $5.2 million, noninterest income remained consistent at $15.0 million and noninterest expense decreased by $1.8 million compared to the six months ended June 30, 2024. The decrease in our net interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 can primarily be attributed to a decrease in average loans with the loan growth during the six months ended June 30, 2025 occurring late in the second quarter. Our yield on tax-equivalent earning assets for the six months ended June 30, 2025 was 5.98% compared to 6.30% for the six months ended June 30, 2024. Loans receivable increased by $53.2 million to $2.15 billion during the six months ended June 30, 2025. Our overall cost of interest-bearing liabilities was 3.59% for the six months ended June 30, 2025 compared to 4.19% for the six months ended June 30, 2024. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.67% in the six months ended June 30, 2025, compared to 3.79% in the six months ended June 30, 2024.

Our net income for the six months ended June 30, 2025 was $5.6 million compared to $8.6 million in the six months ended June 30, 2024. Earnings for the six months ended June 30, 2025 equated to a return on average assets of 0.3% and a return on average equity of 3.7%, compared to the six months ended June 30, 2024 results of 0.5% and 5.9%, respectively. Basic and diluted earnings per share were $0.43 and $0.42, respectively, for the six months ended June 30, 2025, compared to $0.67 and $0.66, respectively, for the six months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$332,265	$3,592	4.34%	$380,278	$5,065	5.36%
Investment securities:
Taxable	305,600	2,828	3.71	252,963	1,905	3.03
Tax-exempt [1]	96,135	819	3.42	102,785	684	2.68
Loans and loans held-for-sale: [2]
Commercial	1,488,610	28,371	7.64	1,597,359	30,824	7.76
Tax exempt [1]	2,719	29	4.28	3,261	35	4.32
Real estate	538,595	5,826	4.34	563,011	6,391	4.57
Consumer	61,022	1,096	7.20	73,531	1,374	7.52
Total loans	2,090,946	35,322	6.78	2,237,162	38,624	6.94
Total earning assets	2,824,946	42,561	6.04	2,973,188	46,278	6.26
Less: Allowance for credit losses	(19,459)			(22,596)
Cash and due from banks	8,215			4,528
Other assets	300,378			305,644
Total assets	$3,114,080			$3,260,764

Liabilities
Deposits:
NOW	$658,490	$4,966	3.02%	$465,587	$4,139	3.58%
Money market checking	358,968	2,284	2.55	400,205	3,337	3.35
Savings	117,123	920	3.15	112,225	944	3.38
IRAs	7,414	68	3.68	7,948	81	4.10
CDs	657,367	7,545	4.60	731,337	9,130	5.02
Repurchase agreements and federal funds sold	4,081	24	2.36	3,459	4	0.47
FHLB and other borrowings	8	—	—	—	—	—
Senior term loan [3]	—	—	—	2,736	114	16.76
Subordinated debt	73,890	797	4.33	73,629	808	4.41
Total interest-bearing liabilities	1,877,341	16,604	3.55	1,797,126	18,557	4.15
Noninterest-bearing demand deposits	886,657			1,139,070
Other liabilities	44,021			36,101
Total liabilities	2,808,019			2,972,297

Stockholders’ equity
Common stock	13,825			13,731
Paid-in capital	165,611			162,518
Treasury stock	(18,029)			(16,741)
Retained earnings	173,394			161,709
Accumulated other comprehensive loss	(28,740)			(32,299)
Total stockholders’ equity	306,061			288,918
Noncontrolling interest	—			(451)
Total stockholders’ equity attributable to parent	306,061			288,467
Total liabilities and stockholders’ equity	$3,114,080			$3,260,764

Net interest spread (tax-equivalent)			2.49%			2.11%
Net interest income and margin (tax-equivalent) [1]		$25,957	3.69%		$27,721	3.75%
Less: Tax-equivalent adjustments		$(177)			$(151)
Net interest spread			2.47%			2.09%
Net interest income and margin		$25,780	3.66%		$27,570	3.73%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended June 30, 2025 and 2024, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$388,574	$8,326	4.32%	$465,086	$12,406	5.36%
Investment securities:
Taxable	316,577	5,586	3.56	249,527	3,648	2.94
Tax-exempt [1]	99,050	1,676	3.41	104,547	1,570	3.02
Loans and loans held-for-sale: [2]
Commercial	1,490,414	56,391	7.63	1,611,822	62,975	7.86
Tax exempt [1]	2,772	59	4.29	3,317	72	4.37
Real estate	542,330	11,688	4.35	569,579	13,004	4.59
Consumer	61,984	2,251	7.32	75,416	2,827	7.54
Total loans	2,097,500	70,389	6.77	2,260,134	78,878	7.02
Total earning assets	2,901,701	85,977	5.98	3,079,294	96,502	6.30
Less: Allowance for loan losses	(19,544)			(22,427)
Cash and due from banks	7,601			4,967
Other assets	314,450			320,338
Total assets	$3,204,208			$3,382,172

Liabilities
Deposits:
NOW	$589,361	$8,100	2.77%	$510,558	$9,068	3.57%
Money market checking	347,420	4,377	2.54	404,484	7,096	3.53
Savings	103,599	1,502	2.92	137,918	2,585	3.77
IRAs	7,567	149	3.97	7,856	155	3.97
CDs	735,639	17,338	4.75	702,974	17,657	5.05
Repurchase agreements and federal funds sold	3,627	39	2.17	3,205	5	0.31
FHLB and other borrowings	2,547	58	4.59	22	1	5.98
Senior term loan [3]	—	—	—	4,736	264	11.21
Subordinated debt	73,859	1,594	4.35	73,600	1,617	4.42
Total interest-bearing liabilities	1,863,619	33,157	3.59	1,845,353	38,448	4.19
Noninterest-bearing demand deposits	989,138			1,209,132
Other liabilities	46,339			39,059
Total liabilities	2,899,096			3,093,544

Stockholders’ equity
Common stock	13,811			13,695
Paid-in capital	165,291			162,025
Treasury stock	(17,389)			(16,741)
Retained earnings	171,890			161,322
Accumulated other comprehensive loss	(28,509)			(31,429)
Total stockholders’ equity	305,094			288,872
Noncontrolling interest	18			(244)
Total stockholders’ equity attributable to parent	305,112			288,628
Total liabilities and stockholders’ equity	$3,204,208			$3,382,172

Net interest spread (tax-equivalent)			2.39%			2.11%
Net interest income and margin (tax-equivalent) [1]		$52,820	3.67%		$58,054	3.79%
Less: Tax-equivalent adjustments		$(364)			$(345)
Net interest spread			2.36%			2.09%
Net interest income and margin		$52,456	3.65%		$57,709	3.77%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the six months ended June 30, 2025 and 2024, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest margin - U.S. GAAP basis
Net interest income	$25,780	$27,570	$52,456	$57,709
Average interest-earning assets	2,824,946	2,973,188	2,901,701	3,079,294
Net interest margin	3.66%	3.73%	3.65%	3.77%

Net interest margin - non-U.S. GAAP basis
Net interest income	$25,780	$27,570	$52,456	$57,709
Impact of fully tax-equivalent adjustment	177	151	364	345
Net interest income on a fully tax-equivalent basis	$25,957	$27,721	$52,820	$58,054
Average interest-earning assets	$2,824,946	$2,973,188	$2,901,701	$3,079,294
Net interest margin on a fully tax-equivalent basis	3.69%	3.75%	3.67%	3.79%

Key Metrics

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Book value per common share	$23.78	$22.94	$23.78	$22.94
Tangible book value per common share [1]	$23.68	$22.70	$23.68	$22.70
Efficiency ratio [1,2]	84.7%	83.3%	85.0%	81.3%
Overhead ratio [1,3,4]	3.7%	3.5%	3.6%	3.5%
Net loan charge-offs to total loans [3,5]	—%	0.2%	0.1%	0.2%
Allowance for credit losses to total loans [6]	0.97%	1.00%	0.97%	1.00%
Nonperforming loans	$21,055	$23,099	$21,055	$23,099
Nonperforming loans to total loans	1.0%	1.0%	1.0%	1.0%
Equity to assets	9.4%	9.0%	9.4%	9.0%
Community Bank Leverage Ratio	11.4%	10.7%	11.4%	10.7%
1 Non-U.S. GAAP metric.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.
6 Excludes loans held-for-sale.

Tangible book value (“TBV”) per common share was $23.68 and $22.70 as of June 30, 2025 and June 30, 2024, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of June 30,
(Dollars in thousands, except per share data)	2025	2024
Goodwill	$1,200	$2,838
Intangibles	—	307
Total intangibles	$1,200	$3,145

Total equity attributable to parent	$302,315	$296,625
Less: Total intangibles	(1,200)	(3,145)
Tangible common equity	$301,115	$293,480

Tangible common equity	$301,115	$293,480
Common shares outstanding (000s)	12,715	12,928
Tangible book value per common share	$23.68	$22.70

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

The Federal Reserve maintains its key interest rate to a range of 4.25% to 4.5%, which has not changed as of June 30, 2025. We continually analyze methods to deploy assets into an earning asset mix to generate a stronger net interest margin.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Net interest margin on a tax-equivalent basis was 3.69% for the three months ended June 30, 2025 compared to 3.75% for the three months ended June 30, 2024. The decline in net interest margin on a tax-equivalent basis primarily reflects a decline in earning asset yields, partially offset by lower funding costs. Tax-equivalent net interest spread was 2.49% for the three months ended June 30, 2025 compared to 2.11% for the three months ended June 30, 2024. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 120 basis points in the three months ended June 30, 2025 compared to 164 basis points in the three months ended June 30, 2024, driven by the decline in average assets.

During the three months ended June 30, 2025, net interest income declined $1.8 million, or 6.5%, to $25.8 million from $27.6 million during the three months ended June 30, 2024. Average total earning assets were $2.82 billion as of June 30, 2025, compared to $2.97 billion as of June 30, 2024. Total interest income declined by $3.7 million, or 8.1%, to $42.4 million in the three months ended June 30, 2025 from $46.1 million in the three months ended June 30, 2024, primarily reflecting lower interest income from decreased interest rates and balances of loans and cash, partially offset by higher interest income on investment securities balances due to higher rates earned on these investments and a higher overall balance of investment securities. Average total loans declined to $2.09 billion as of June 30, 2025 from $2.24 billion as of June 30, 2024, primarily as the result of a $108.7 million decline in average commercial loans, a $24.4 million decline in average real estate loans and a $12.5 million decline in average consumer loans. As previously discussed, our loan growth during the three months ended June 30, 2025 occurred later in the quarter.

Average investment securities increased $46.0 million as the result of an $52.6 million increase in taxable investments, partially offset by a $6.7 million decline in tax-exempt investments during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The yield on taxable securities increased 68 basis points, and the yield on tax-exempt securities increased 74 basis points.

Average interest-bearing liabilities increased $80.2 million, which was primarily the result of average balance increases of $192.9 million in negotiable order of withdrawal accounts and $4.9 million in savings accounts, partially offset by an decrease of $74.0 million in certificates of deposit and $41.2 million in money market checking accounts.

Average interest-bearing deposits were $1.80 billion for the three months ended June 30, 2025 and $1.72 billion for the three months ended June 30, 2024. Total interest expense declined $2.0 million, primarily driven by lower interest rates. The cost of interest-bearing liabilities declined to 3.55% for the three months ended June 30, 2025 from 4.15% for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Net interest margin on a tax-equivalent basis was 3.67% for the six months ended June 30, 2025 compared to 3.79% for the six months ended June 30, 2024. The decrease in net interest margin on a tax-equivalent basis primarily reflects a decline in earning asset yields, partially offset by lower funding costs. Tax-equivalent net interest spread was 2.39% for the six months ended June 30, 2025 compared to 2.11% for the six months ended June 30, 2024. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 128 basis points in the six months ended June 30, 2025 compared to 168 basis points in the six months ended June 30, 2024. This difference was driven by the decrease in interest expense and the decline in average assets.

During the six months ended June 30, 2025, net interest income decreased by $5.3 million, or 9.1%, to $52.5 million from $57.7 million during the six months ended June 30, 2024. This decrease is largely due to lower yields on earning assets, partially offset by a decrease in the cost of funds. Average total earning assets were $2.90 billion in the six months ended June 30, 2025 compared to $3.08 billion in the six months ended June 30, 2024. Total interest income declined by $10.5 million, or 11.0%, to $85.6 million in the six months ended June 30, 2025 from $96.2 million in the six months ended June 30, 2024, primarily reflecting lower interest income from decreased interest rates and balances of loans and cash, partially offset by higher interest income on investment securities balances due to higher rates earned on these investments and a higher overall balance of investment securities. Average total loans decreased to $2.10 billion in the six months ended June 30, 2025 from $2.26 billion in the six months ended June 30, 2024, primarily as the result of a $121.4 million decrease in average commercial loans, a $27.2 million decrease in average real estate loans and a $13.4 million decrease in average consumer loans.

Average investment securities increased $61.6 million as the result of a $67.1 million increase in taxable investments, partially offset by a $5.5 million decrease in tax-exempt investments during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The yield on taxable securities increased 62 basis points and the tax-exempt securities yield increased 39 basis points.

Average interest-bearing liabilities increased by $18.3 million for the six months ended June 30, 2025 from the six months ended June 30, 2024. The increase was primarily the result of average balance increases of $78.8 million in negotiable order of withdrawal accounts and $32.7 million in certificates of deposit, partially offset by declines of $57.1 million in money market checking accounts and $34.3 million in saving accounts.

Average interest-bearing deposits were $1.78 billion for the six months ended June 30, 2025 and $1.76 billion for the six months ended June 30, 2024. Total interest expense decreased by $5.3 million, primarily driven by decreases in interest rates. The cost of interest-bearing liabilities decreased to 3.59% in the six months ended June 30, 2025 from 4.19% in the six months ended June 30, 2024.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to an estimate of lifetime expected losses in the loan and available-for-sale investment security portfolios.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Provision for credit losses totaled $2.0 million for the three months ended June 30, 2025, compared to $0.3 million in the three months ended June 30, 2024. This increase in provision is due primarily to increases in loan balances, which increased $90.0 million during the three months ended June 30, 2025. This loan growth resulted in an additional $1.4 million in provision required. Additionally, increases in the allocation rates made by the allowance model and specific reserves required by individually analyzed loans required an additional $0.2 million in provision. Provision for unfunded commitments totaled $0.2 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively. Net charge-offs totaled $0.2 million and $0.9 million during the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Provision for credit losses totaled $2.2 million during the six months ended June 30, 2025, compared to $2.3 million in the six months ended June 30, 2024. Loan balances increased $53.2 million during the six months ended June 30, 2025. This loan growth resulted in an additional $0.6 million in provision required. Additionally, increases in the allocation rates made by the allowance model and increases specific reserves required by individually analyzed loans required an additional $0.6 million in provision. Provision for unfunded commitments was immaterial and totaled $0.1 million during the six months ended June 30, 2025 and 2024, respectively. Net charge-offs totaled $1.0 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively.

Noninterest Income

Payment card and service charge income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Noninterest income totaled $7.9 million for the three months ended June 30, 2025, an increase of $0.8 million from $7.1 million for the three months ended June 30, 2024. The increase was primarily the result of a $1.8 million increase in equity method investment income from our mortgage segment and a $0.8 million increase in payment card and service charge income, partially offset by declines of $1.3 million in compliance and consulting income, $0.4 million in holding gain on equity securities and $0.2 million in other operating income.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Noninterest income totaled $15.0 million for the six months ended June 30, 2025, consistent with the six months ended June 30, 2024. The $3.6 million increase in equity method investment income from our mortgage segment, $1.0 million increase in payment card and service charge income and $0.6 million gain on divestiture activity were offset by a $1.9 million decline in other operating income, a $1.8 million decline in compliance consulting income, a $0.6 million decline in gain on sale of available-for-sale investment securities and a $0.6 million holding loss on equity securities.

Noninterest Expense

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Noninterest expense was $28.6 million and $28.9 million in the three months ended June 30, 2025 and 2024, respectively. The decline from the prior period primarily reflects declines of $1.7 million in professional fees, $0.3 million in equipment depreciation and maintenance and $0.1 million in salaries and employee benefits. These declines were partially offset by increases of $0.7 million in other operating expenses, $0.8 million in travel, entertainment, dues and subscriptions and $0.4 million in occupancy expenses. Approximately 55.3% and 55.1% of noninterest expense for the three months ended June 30, 2025 and 2024, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Noninterest expense was $57.3 million and $59.1 million for the six months ended June 30, 2025 and 2024, respectively. The decline from the prior year period primarily reflects declines of $3.9 million in professional fees, $0.6 million in equipment depreciation and maintenance expense and $0.2 million in salaries and employee benefits. These declines were partially offset by increases of $1.3 million in other operating expenses, $0.8 million in occupancy expense and $0.7 million in travel, entertainment, dues and subscriptions. Approximately 56.2% and 54.9% of noninterest expense for the six months ended June 30, 2025 and 2024, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Our return on average assets was 0.3% for the three months ended June 30, 2025, compared to 0.5% for the three months ended June 30, 2024. The lower return for the three months ended June 30, 2025 is the result of a $2.1 million decline in earnings and a decline in average total assets of $146.7 million, which was primarily the result of a $108.7 million decline in average commercial loans, $48.0 million decline in average interest-bearing balances with banks, a $24.4 million decline in average real estate loans and a $12.5 million decline in average consumer loans, partially offset by a $46.0 million increase in average investment securities.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Our return on average assets was 0.3% for the six months ended June 30, 2025, compared to 0.5% for the six months ended June 30, 2024. The increased return for the six months ended June 30, 2025 is primarily the result of a decrease of $178.0 million in average total assets, mainly the result of a a $121.4 million decrease in average commercial loans, a $76.5 million decrease in average interest-bearing deposits with banks, a $27.2 million decrease in average real estate loans and a $13.4 million decrease in average consumer loans, partially offset by $61.6 million increase in average investment securities. This decrease in average total assets was offset by a $3.0 million decrease in earnings.

Equity

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Our return on average stockholders’ equity was 2.6% for the three months ended June 30, 2025, compared to 5.7% for the three months ended June 30, 2024. The lower return for the three months ended June 30, 2025 is a result of a $2.1 million decline in earnings, while average equity increased by $17.6 million.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Our return on average stockholders’ equity was 3.7% for the six months ended June 30, 2025, compared to 5.9% for the six months ended June 30, 2024. The lower return for the six months ended June 30, 2025 is a result of a $3.0 million decrease in earnings, while average equity increased by $16.5 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $399.4 million at June 30, 2025, compared to $317.9 million at December 31, 2024. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $440.5 million at June 30, 2025, compared to $453.5 million at December 31, 2024. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities:
United States government agency securities	$39,352	$39,846
United States sponsored mortgage-backed securities	176,454	147,580
United States treasury securities	56,373	103,975
Municipal securities	95,030	102,140
Corporate debt securities	21,846	9,918
Other debt securities	7,500	7,500
Investment securities available-for-sale	$396,555	$410,959

Equity securities	$43,923	$42,583

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

Loans

Our loan portfolio totaled $2.15 billion as of June 30, 2025 and $2.10 billion as of December 31, 2024. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2025 and December 31, 2024, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% of our total loan portfolio as of June 30, 2025.

Allowance for Credit Losses

The ACL was $20.8 million, or 0.97% of loans receivable, at June 30, 2025, compared to $19.7 million, or 0.94% of loans receivable, at December 31, 2024. Over the six months ended June 30, 2025, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculations resulted in allowances increases of $1.1 million to the commercial business, commercial real estate and commercial acquisition, development and construction segments. There was a further increase of $0.9 million in provision needed by the individually analyzed segment. These increases were partially offset by a decrease of $0.6 million in allowance required by the residential, home equity lines of credit and consumer segments and reduction of $0.3 million in the unallocated segment. Bank management expects the markets in which it operates will experience potential economic viability over the next one to two years and for the six months ended June 30, 2025 has observed overall increases to both loan balances and allocation rates within the pooled loan portfolio.

Management continually monitors the risk in the loan portfolio by reviewing the monthly delinquency reports and through the Loan Review Committee. The Loan Review Committee is responsible for determining the adequacy of the ACL. This analysis involves the portfolio's experience to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings, when evaluating funding sources.

Deposits remain the most significant source of funds, totaling $2.80 billion, or 97.2% of funding sources at June 30, 2025. This same information at December 31, 2024 reflected $2.69 billion in deposits representing 97.2% of funding sources. Of these amounts, Fintech deposits totaled $1.16 billion and $964.1 million at June 30, 2025 and December 31, 2024, respectively. The increase in Fintech deposits is primarily attributable to increases in banking-as-a-service and digital asset deposits from $208.1 million and $22.6 million at December 31, 2024, respectively, to $308.3 million and $216.2 million at June 30, 2025, respectively. The increase in banking-as-a-service is primarily the result of on-balance sheet deposit management, while the increase in digital asset deposits to due to the acquisition of a new client.

Borrowings represented 2.6% of funding sources at June 30, 2025, versus 2.7% at December 31, 2024. Repurchase agreements, which are available to large corporate customers, represented 0.1% of funding sources at June 30, 2025 and December 31, 2024.

At June 30, 2025, noninterest-bearing balances totaled $1.05 billion, compared to $941.0 million at December 31, 2024, or 37.4% and 34.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.75 billion at June 30, 2025, compared to $1.75 billion at December 31, 2024.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Deposits:
Noninterest-bearing demand	$1,050,104	$940,994
NOW	529,637	473,225
Savings and money markets	597,425	437,145
Time deposits, including CDs and IRAs	627,257	842,251
Total deposits	$2,804,423	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$527	$2,962

Average interest-bearing deposits were $1.80 billion during the three months ended June 30, 2025, compared to $1.72 billion during the same time period in 2024 and average noninterest-bearing deposits were $886.7 million during the three months ended June 30, 2025 compared to $1.14 billion during the same time period in 2024.

Average interest-bearing deposits were $1.78 billion during the six months ended June 30, 2025 compared to $1.76 billion during the same time period in 2024 and average noninterest-bearing deposits were $0.99 billion during the six months ended June 30, 2025 compared to $1.21 billion during the same time period in 2024.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.11 billion at June 30, 2025 and $1.42 billion at December 31, 2024 and primarily represent the gaming and banking-as-a-service industries.
Along with traditional deposits, the Bank has access to both short-term borrowings from the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $437.4 million, $308.3 million and $193.2 million as of June 30, 2025, respectively, compared to $505.8 million, $208.1 million and $227.6 million as of December 31, 2024, respectively. Of the gaming deposits, $183.4 million is with our three largest gaming clients at June 30, 2025.

Capital Resources

During the six months ended June 30, 2025, stockholders’ equity declined $3.4 million to $302.3 million. This decline primarily consists of the stock repurchase of 314,580 shares for $6.4 million and cash dividends paid of $4.4 million, partially offset by net income of $5.6 million, stock based compensation of $1.8 million and other comprehensive income of $0.4 million.

During the six months ended June 30, 2025, total assets increased $95.3 million. The equity to assets ratio declined from 9.8% at December 31, 2024 to 9.4% at June 30, 2025 due to the decline in stockholders’ equity. We paid dividends to common shareholders of $4.4 million during the six months ended June 30, 2025 and 2024, compared to earnings of $5.6 million and $8.6 million during the six months ended June 30, 2025 and 2024, respectively, resulting in the dividend payout ratio increasing to 79.1% for the six months ended June 30, 2025 from 51.0% for the six months ended June 30, 2024.

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

The optional community bank leverage ratio (“CBLR”) framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

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

The Bank's CBLR at June 30, 2025 was 11.4%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $472.9 million as of June 30, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the six months ended June 30, 2025, cash from operating and financing activities totaled $21.6 million and $98.8 million, respectively, while cash used in investing activities totaled $38.9 million. Significant cash flows during the quarter included inflows of $109.6 million related to the net change in deposits, $59.3 million in maturities and paydowns of available-for-sale investment securities and $29.5 million in proceeds from sales of available-for-sale investment securities, partially offset by outflows of $83.5 million related to the net change in loans and $74.4 million to purchase available-for-sale investment securities.

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

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.4% for June 2025 and 4.3% for June 2024.

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

Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies when making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Item 4 – Controls and Procedures

As of June 30, 2025, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time in the ordinary course of business, we and our subsidiaries may be subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, the results can be difficult to predict. We are not currently aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is the subject.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the common shares repurchased during the six months ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
May 1, 2025 - May 31, 2025	91,015	$19.27	91,015	$8,247
June 1, 2025 - June 30, 2025	223,565	20.69	223,565	3,620
Total	314,580	$20.28	314,580

1 During the second quarter of 2025, all shares of common stock were repurchased pursuant to the 2025 Stock Repurchase Program, which was approved by the the Board of Directors of MVB Financial Corp. in 2025. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our common stock totaling up to $10 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by management and in accordance with the regulations of the Securities and Exchange Commission.
2 The timing of purchases and the number of shares repurchased under the stock repurchase program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 10.1	Transition Agreement, dated July 10, 2025, by and between MVB Financial Corp. and Donald T. Robinson	Form 8-K, File No. 001-38314, filed July 11, 2025, and incorporated by reference herein
Exhibit 10.2	Employment Agreement, dated July 10, 2025, by and between MVB Financial Corp. and Michael Sumbs	Form 8-K, File No. 001-38314, filed July 11, 2025, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	August 7, 2025	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)