Form 10-Q
period 2025-09-30
MVB FINANCIAL CORP
filed 2025-11-06
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of November 5, 2025, there were 12,584,334 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of MVB Financial Corp. and its subsidiaries, including MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “probable,” “estimate,” “target,” “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations, including the impact of the imposition of international trade policies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	our ability to maintain a sufficient cybersecurity risk management program to monitor for and safeguard against cyberattacks or other cyber incidents against us or third parties with whom we do business;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of international trade policies and any retaliatory responses thereto, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;

●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,477	$7,876
Interest-bearing balances with banks	289,565	310,037
Total cash and cash equivalents	300,042	317,913
Investment securities available-for-sale	324,709	410,959
Equity securities	44,199	42,583
Loans receivable	2,259,386	2,100,131
Allowance for credit losses	(23,322)	(19,663)
Loans receivable, net	2,236,064	2,080,468
Premises and equipment, net	10,351	12,475
Bank-owned life insurance	55,726	45,455
Equity method investments	83,922	78,255
Assets held-for-sale	—	2,278
Accrued interest receivable and other assets	177,940	138,318
TOTAL ASSETS	$3,232,953	$3,128,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,027,231	$940,994
Interest-bearing	1,748,847	1,752,621
Total deposits	2,776,078	2,693,615
Accrued interest payable and other liabilities	52,172	52,032
Repurchase agreements	2,975	2,759
Subordinated debt	73,976	73,787
Liabilities held-for-sale	—	720
Total liabilities	2,905,201	2,822,913

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 13,891,704 and 12,570,104 shares issued and outstanding, respectively, as of September 30, 2025 and 13,793,311 and 12,945,295 shares issued and outstanding, respectively, as of December 31, 2024	13,892	13,793
Additional paid-in capital	167,608	164,677
Retained earnings	188,350	172,181
Accumulated other comprehensive loss	(15,239)	(28,231)
Treasury stock - 1,321,600 and 848,016 shares as of September 30, 2025 and December 31, 2024, respectively, at cost	(26,859)	(16,741)
Total equity attributable to parent	327,752	305,679
Noncontrolling interest	—	112
Total stockholders' equity	327,752	305,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,232,953	$3,128,704

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$36,009	$38,851	$106,339	$117,657
Interest on deposits with banks	4,396	5,218	12,722	17,624
Interest on investment securities	3,144	1,846	8,730	5,494
Interest on tax-exempt loans and securities	671	712	2,042	2,009
Total interest income	44,220	46,627	129,833	142,784

INTEREST EXPENSE
Interest on deposits	16,836	19,214	48,301	55,775
Interest on short-term borrowings and repurchase agreements	14	19	112	25
Interest on subordinated debt	797	809	2,391	2,426
Interest on senior term loan	—	—	—	264
Total interest expense	17,647	20,042	50,804	58,490

NET INTEREST INCOME	26,573	26,585	79,029	84,294
Provision for credit losses	4,427	959	6,594	3,210
Net interest income after provision for credit losses	22,146	25,626	72,435	81,084

NONINTEREST INCOME
Payment card and service charge income	3,753	3,852	13,391	12,482
Insurance income	87	78	235	208
Gain (loss) on sale of available-for-sale securities, net	(7,495)	—	(7,447)	658
Gain on sale of equity securities, net	—	—	118	103
Gain (loss) on sale of loans, net	—	26	(149)	26
Holding gain on equity securities	857	498	217	463
Compliance and consulting income	56	1,291	563	3,565
Equity method investments income	2,395	746	5,355	102
Gain on divestiture activity	34,086	—	34,694	—
Loss on disposal of assets	(47)	—	(404)	(68)
Other operating income	920	166	2,992	4,094
Total noninterest income	34,612	6,657	49,565	21,633

NONINTEREST EXPENSES
Salaries and employee benefits	21,399	16,722	53,612	49,160
Occupancy expense	1,260	1,041	3,855	2,854
Equipment depreciation and maintenance	803	1,130	2,682	3,564
Data processing and communications	1,458	1,356	4,145	4,128
Software costs	1,213	881	3,545	2,403
Professional fees	2,954	4,649	10,016	15,578
Insurance, tax and assessment expense	920	1,041	2,955	3,018
Travel, entertainment, dues and subscriptions	751	901	2,122	2,363
Other operating expenses	2,573	1,764	7,669	5,538
Total noninterest expense	33,331	29,485	90,601	88,606
Income before income taxes	23,427	2,798	31,399	14,111
Income taxes	6,291	642	8,702	3,304

Net income, before noncontrolling interest	17,136	2,156	22,697	10,807
Net (income) loss attributable to noncontrolling interest	—	(76)	18	(156)
Net income attributable to parent	$17,136	$2,080	$22,715	$10,651

Earnings per common shareholder - basic	$1.36	$0.16	$1.77	$0.83
Earnings per common shareholder - diluted	$1.32	$0.16	$1.73	$0.81
Weighted-average shares outstanding - basic	12,615,475	12,927,962	12,824,037	12,874,311
Weighted-average shares outstanding - diluted	13,010,527	13,169,011	13,099,196	13,121,245

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income, before noncontrolling interest	$17,136	$2,156	$22,697	$10,807

Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale	9,104	8,257	9,383	8,514
Reclassification adjustment for (gains) losses recognized in income	7,495	—	7,447	(658)
Change in defined benefit pension plan	7	(496)	178	406
Reclassification adjustment for amortization of net actuarial loss recognized in income	38	43	114	129
Other comprehensive income, before tax	16,644	7,804	17,122	8,391

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale	(2,195)	(1,986)	(2,263)	(2,048)
Reclassification adjustment for (gains) losses recognized in income	(1,808)	—	(1,796)	158
Change in defined benefit pension plan	(2)	119	(44)	(99)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(9)	(10)	(27)	(30)
Income taxes related to items of other comprehensive income (loss):	(4,014)	(1,877)	(4,130)	(2,019)

Total other comprehensive income, net of tax	12,630	5,927	12,992	6,372

Comprehensive (income) loss attributable to noncontrolling interest	—	(76)	18	(156)

Comprehensive income	$29,766	$8,007	$35,707	$17,023

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	815	—	—	—	—	815	—	815
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

Net income	—	—	—	2,002	—	—	—	2,002	—	2,002
Other comprehensive loss	—	—	—	—	(1,750)	—	—	(1,750)	—	(1,750)
Dividends on common stock ($0.17 per share)	—	—	—	(2,209)	—	—	—	(2,209)	—	(2,209)
Stock-based compensation	—	—	1,000	—	—	—	—	1,000	—	1,000
Restricted stock units vested	78,945	79	(79)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(402)	—	—	—	—	(402)	—	(402)
Stock buyback program	—	—	—	—	—	314,580	(6,380)	(6,380)	—	(6,380)
Balance at June 30, 2025	13,877,256	$13,877	$166,078	$173,350	$(27,869)	1,162,596	$(23,121)	$302,315	$—	$302,315

Net income	—	—	—	17,136	—	—	—	17,136	—	17,136
Other comprehensive income	—	—	—	—	12,630	—	—	12,630	—	12,630
Dividends on common stock ($0.17 per share)	—	—	—	(2,136)	—	—	—	(2,136)	—	(2,136)
Stock-based compensation	—	—	1,108	—	—	—	—	1,108	—	1,108
Acceleration of stock-based compensation related to divestiture	—	—	309	—	—	—	—	309	—	309
Common stock options exercised	11,481	11	147	—	—	—	—	158	—	158
Restricted stock units vested	2,967	4	(4)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(30)	—	—	—	—	(30)	—	(30)
Stock buyback program	—	—	—	—	—	159,004	(3,738)	(3,738)	—	(3,738)
Balance at September 30, 2025	13,891,704	$13,892	$167,608	$188,350	$(15,239)	1,321,600	$(26,859)	$327,752	$—	$327,752

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

Net income	—	—	—	4,089	—	—	—	4,089	60	4,149
Other comprehensive income	—	—	—		2,413	—	—	2,413	—	2,413
Dividends on common stock ($0.17 per share)	—	—	—	(2,192)	—	—	—	(2,192)	—	(2,192)
Stock-based compensation	—	—	814	—	—	—	—	814	—	814
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	1,650	2	26	—	—	—	—	28	—	28
Restricted stock units vested	111,500	111	(111)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(26,071)	(26)	(455)	—	—	—	—	(481)	—	(481)
Balance at June 30, 2024	13,775,978	$13,776	$162,880	$165,096	$(28,386)	848,016	$(16,741)	$296,625	$38	$296,663

Net income	—	—	—	2,080	—	—	—	2,080	76	2,156
Other comprehensive loss	—	—	—	—	5,927	—	—	5,927	—	5,927
Dividends on common stock ($0.17 per share)	—	—	—	(2,198)	—	—	—	(2,198)	—	(2,198)
Stock-based compensation	—	—	548	—	—	—	—	548	—	548
Stock-based compensation related to equity method investment	—	—	104	—	—	—	—	104	—	104
Balance at September 30, 2024	13,775,978	$13,776	$163,532	$164,978	$(22,459)	848,016	$(16,741)	$303,086	$114	$303,200

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$22,697	$10,807
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	515	1,583
Net amortization of deferred loan costs	1,074	1,478
Provision for credit losses	6,594	3,210
Depreciation and amortization	2,156	3,071
Stock-based compensation	2,923	2,454
Holding gain on equity securities	(217)	(463)
Loss (gain) on sale of available-for-sale securities, net	7,447	(658)
Gain on sale of equity securities, net	(118)	(103)
Loss (gain) on sale of loans held-for-investment	149	(26)
Gain on divestiture activity	(34,694)	—
Loss on sale of other real estate owned	179	—
Income on bank-owned life insurance	(942)	(867)
Deferred income taxes	39	(340)
Equity method investments income	(5,355)	(102)
Return on equity method investments	—	632
Other assets	19,728	(8,460)
Other liabilities	(3,172)	(1,954)
Net cash (used in) provided by operating activities	19,003	10,262
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(103,520)	(57,956)
Net maturities/paydowns of available-for-sale investment securities	102,007	10,377
Sales of available-for-sale investment securities	30,910	24,327
Purchases of premises and equipment	(1,407)	(1,486)
Disposals of premises and equipment	205	69
Net change in loans	(190,845)	141,028
Proceeds from the sale of loans held-for-investment	27,678	636
Proceeds from sale of other real estate owned	1,988	—
Purchase of bank-owned life insurance	(13,065)	—
Investment in equity method investments	—	(1,948)
Purchase of equity securities	(2,050)	(147)
Proceeds from sale of equity securities	769	39
Proceeds from divestiture, net	45,745	—
Net cash (used in) provided by investing activities	(101,585)	114,939
FINANCING ACTIVITIES
Net change in deposits	81,261	100,172
Net change in repurchase agreements	216	(66)
Principal payments on senior term loan	—	(6,850)
Common stock options exercised	230	1,241
Withholding cash issued in lieu of restricted stock	(432)	(481)
Cash dividends paid on common stock	(6,546)	(6,535)
Repurchase of common stock	(10,018)	—
Net cash provided by financing activities	64,711	87,481
Net change in cash and cash equivalents	(17,871)	212,682
Cash and cash equivalents, beginning of period	317,913	398,229
Cash and cash equivalents, end of period	$300,042	$610,911

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$54,374	$57,487
Income taxes	5,108	592

Supplemental disclosure of cash flow information:
Unsettled proceeds from sale of available-for-sale securities	$64,883	$—
Change in unrealized holding losses on securities available-for-sale	16,538	7,226
Restricted stock units vested	83	111
Employee stock-based compensation tax withholding obligations	—	(26)
Loans transferred out of loans held-for-sale	—	(629)

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC and MVB Insurance, LLC. Edge Ventures wholly-owns MVB Technology, LLC and Victor Technologies, Inc. The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian Technology, Inc. (“Trabian”). In January 2025, the Bank entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. Refer to Note 13 – Divestitures.

On September 30 2025, we executed an asset purchase agreement to sell substantially all assets and operations of Victor Technologies, Inc. ("Victor") to Jack Henry & Associates ("Jack Henry"). During the quarter ended September 30, 2025, we recorded a $34.1 million pre-tax gain associated with the sale of Victor that is included in gain on divestiture activity in the consolidated statement of income. Refer to Note 13 – Divestitures.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. The consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in our 2024 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Wholly-owned investments are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of September 30, 2025, we held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. At September 30, 2025, we elected to reclassify certain securities from investment securities available-for-sale to accrued interest receivable and other assets. This reclassification is reflected on the consolidated balance sheet as of December 31, 2024 and within the tables as of as of December 31, 2024 in Note 2 – Investment Securities, Note 7 – Fair Value of Financial Instruments and Note 8 – Fair Value Measurements. For the three and nine months ended September 30, 2025 and 2024, we elected to reclassify the balance of software costs to a separate line item included in noninterest expenses titled software costs. These costs were previously included in the line item included in noninterest expenses titled travel, entertainment, dues and subscriptions.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024. We are preparing to adopt the disclosure requirements included in this ASU and we do not believe that the amendments will have a material impact to our consolidated financial statements. We believe the impact of the amendments in this ASU will be isolated to our footnote disclosure regarding Income Taxes.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments improve the disclosures about software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$24,589	$28	$(2,545)	$22,072
United States sponsored mortgage-backed securities	202,884	2,204	(9,260)	195,828
United States treasury securities	19,983	—	(148)	19,835
Municipal securities	62,671	31	(7,768)	54,934
Corporate debt securities	24,447	144	(51)	24,540
Other debt securities	7,500	—	—	7,500
Investment securities available-for-sale	$342,074	$2,407	$(19,772)	$324,709

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,449	$10	$(5,613)	$39,846
United States sponsored mortgage-backed securities	161,032	130	(13,582)	147,580
United States treasury securities	106,095	—	(2,120)	103,975
Municipal securities	114,845	28	(12,733)	102,140
Corporate debt securities	9,943	67	(92)	9,918
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	$444,864	$235	$(34,140)	$410,959

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$21,633	$21,485
After one year, but within five years	18,611	18,466
After five years, but within ten years	34,402	33,016
After ten years	267,428	251,742
Total available-for-sale debt securities	$342,074	$324,709

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $225.1 million and $247.4 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of September 30, 2025. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

During the quarter ended September 30, 2025, we recognized a $1.0 million credit-related loss on an available-for-sale subordinated debt security issued by a Fintech investee. An ACL of $1.0 million was recorded through the provision for credit losses and was charged off during the quarter when deemed uncollectible. The following table summarizes the activity in the ACL related to available-for-sale debt securities during the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
ACL, beginning of period	$—	$—	$—	$—
Provision for credit losses	1,000	500	1,000	500
Charge-offs	(1,000)	(500)	(1,000)	(500)
ACL, end of period	$—	$—	$—	$—

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $19.8 million if sold at September 30, 2025, we have no intent to sell the applicable securities at such fair values and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL related to these securities as of September 30, 2025.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	September 30, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (17)	$370	$(2)	$18,698	$(2,543)
United States sponsored mortgage-backed securities (49)	25,096	(482)	47,684	(8,778)
United States treasury securities (4)	—	—	19,835	(148)
Municipal securities (125)	8,961	(291)	43,790	(7,477)
Corporate debt securities (4)	10,026	(37)	1,986	(14)
Total	$44,453	$(812)	$131,993	$(18,960)

	December 31, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,956	$(264)	$32,854	$(5,349)
United States sponsored mortgage-backed securities (75)	92,929	(2,291)	44,444	(11,291)
United States treasury securities (23)	—	—	103,975	(2,120)
Municipal securities (201)	17,613	(1,425)	83,592	(11,308)
Corporate debt securities (6)	990	(10)	2,818	(82)
Total	$117,488	$(3,990)	$267,683	$(30,150)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Proceeds from sales of available-for-sale securities	$66,313	$—	$95,793	$24,327
Gains, gross	18	—	399	658
Losses, gross	7,513	—	7,846	—

Proceeds from sales of equity securities	$581	$—	$769	$39
Gain, gross	—	—	118	103

Unrealized holding (losses) gains on equity securities	$857	$498	$217	$463

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial:
Business	$677,339	$668,458
Real estate	819,031	632,898
Acquisition, development and construction	96,431	115,500
Total commercial	1,592,801	1,416,856
Residential real estate	637,226	650,708
Home equity lines of credit	10,476	12,933
Consumer	19,538	18,620
Total loans	2,260,041	2,099,117
Deferred loan origination costs, net	(655)	1,014
Loans receivable	$2,259,386	$2,100,131

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of September 30, 2025, the Bank had four shared national credit relationships with an aggregate commitment for $89.8 million and an aggregate outstanding balance of $61.2 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

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

As of September 30, 2025, the Bank’s other real estate owned balance totaled $0.6 million. The other real estate owned balance consists of one residential mortgage with a balance of $0.1 million and one commercial loan from our 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of September 30, 2025, there was one residential mortgage in the process of foreclosure with the loan balance totaling $0.4 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the periods shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
September 30, 2025
Commercial business:
Risk rating:
Pass	$124,929	$83,387	$100,368	$127,332	$43,993	$152,393	$6,105	$638,507
Special Mention	—	—	—	14,267	197	1,516	695	16,675
Substandard	—	—	—	3,121	3,876	9,891	—	16,888
Doubtful	—	—	—	4,410	19	840	—	5,269
Total commercial business loans	$124,929	$83,387	$100,368	$149,130	$48,085	$164,640	$6,800	$677,339
Gross charge-offs	$—	$—	$—	$1,577	$21	$—	$—	$1,598

Commercial real estate:
Risk rating:
Pass	$292,671	$42,696	$104,118	$127,901	$107,564	$106,204	$341	$781,495
Special Mention	—	—	—	—	11,060	9,506	—	20,566
Substandard	—	—	—	—	—	16,970	—	16,970
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,671	$42,696	$104,118	$127,901	$118,624	$132,680	$341	$819,031
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
September 30, 2025
Commercial acquisition, development and construction:
Risk rating:
Pass	$31,069	$35,920	$300	$6,544	$7,809	$1,319	$—	$82,961
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,576	894	—	13,470
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$31,069	$35,920	$300	$6,544	$20,385	$2,213	$—	$96,431
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$53,355	$68,628	$29,282	$346,575	$81,265	$52,276	$2,624	$634,005
Special Mention	—	—	—	—	—	982	—	982
Substandard	—	—	—	2,038	—	91	110	2,239
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$53,355	$68,628	$29,282	$348,613	$81,265	$53,349	$2,734	$637,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$34	$—	$10,305	$—	$10,395
Special Mention	—	—	—	—	—	13	—	13
Substandard	—	—	—	—	—	68	—	68
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$34	$—	$10,386	$—	$10,476
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$6,109	$—	$1,182	$9,367	$2,718	$33	$—	$19,409
Special Mention	—	—	—	—	—	—	—	—
Substandard	25	—	28	14	62	—	—	129
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$6,134	$—	$1,210	$9,381	$2,780	$33	$—	$19,538
Gross charge-offs	$—	$—	$144	$1,038	$201	$—	$—	$1,383

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
September 30, 2025
Total:
Risk rating:
Pass	$508,133	$230,631	$235,306	$617,753	$243,349	$322,530	$9,070	$2,166,772
Special Mention	—	—	—	14,267	11,257	12,017	695	38,236
Substandard	25	—	28	5,173	16,514	27,914	110	49,764
Doubtful	—	—	—	4,410	19	840	—	5,269
Total loans	$508,158	$230,631	$235,334	$641,603	$271,139	$363,301	$9,875	$2,260,041
Gross charge-offs	$—	$—	$144	$2,615	$222	$—	$—	$2,981

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Risk rating:
Pass	$68,129	$124,736	$211,526	$51,202	$58,015	$98,747	$6,439	$618,794
Special Mention	35	—	21,053	9,259	1,816	4,863	813	37,839
Substandard	—	1,227	2,549	1,777	508	2,290	207	8,558
Doubtful	—	—	1,681	292	278	1,016	—	3,267
Total commercial business loans	$68,164	$125,963	$236,809	$62,530	$60,617	$106,916	$7,459	$668,458
Gross charge-offs	$2	$—	$3,125	$885	$—	$367	$—	$4,379

Commercial real estate:
Risk rating:
Pass	$63,058	$97,119	$121,694	$161,886	$9,222	$122,809	$431	$576,219
Special Mention	—	—	—	7,743	—	—	—	7,743
Substandard	—	—	—	17,984	—	30,952	—	48,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$63,058	$97,119	$121,694	$187,613	$9,222	$153,761	$431	$632,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,352	$13,675	$36,425	$29,885	$6,673	$1,287	$—	$99,297
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	13,506	—	430	—	13,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,352	$13,675	$36,425	$43,391	$6,673	$3,984	$—	$115,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Residential Real Estate:
Risk rating:
Pass	$81,559	$37,914	$375,065	$90,440	$32,902	$22,759	$2,666	$643,305
Special Mention	—	—	798	—	—	1,567	—	2,365
Substandard	—	—	2,798	—	360	1,672	115	4,945
Doubtful	—	—	—	—	—	93	—	93
Total residential real estate loans	$81,559	$37,914	$378,661	$90,440	$33,262	$26,091	$2,781	$650,708
Gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—	$1,056	$11,475	$—	$12,623
Special Mention	—	—	—	—	—	142	—	142
Substandard	—	—	—	—	—	168	—	168
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—	$1,056	$11,785	$—	$12,933
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,597	$12,812	$3,949	$—	$43	$—	$18,401
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	21	147	51	—	—	—	219
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$1,618	$12,959	$4,000	$—	$43	$—	$18,620
Gross charge-offs	$—	$384	$2,530	$452	$—	$—	$—	$3,366

Total:
Risk rating:
Pass	$224,098	$275,098	$757,557	$337,362	$107,868	$257,120	$9,536	$1,968,639
Special Mention	35	—	21,851	17,002	1,816	8,839	813	50,356
Substandard	—	1,248	5,494	33,318	868	35,512	322	76,762
Doubtful	—	—	1,681	292	278	1,109	—	3,360
Total loans	$224,133	$276,346	$786,583	$387,974	$110,830	$302,580	$10,671	$2,099,117
Gross charge-offs	$2	$384	$5,655	$1,348	$—	$367	$—	$7,756

Management further monitors the performance and credit quality of the loan portfolio by analyzing the past due status of the portfolio, which is determined by the length of time a payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
September 30, 2025
Commercial
Business	$662,883	$3,869	$1,149	$9,438	$14,456	$677,339	$10,508	$—	$5,761	$—
Real estate	814,902	4,129	—	—	4,129	819,031	—	—	—	—
Acquisition, development and construction	96,431	—	—	—	—	96,431	13,470	—	13,470	—
Total commercial	1,574,216	7,998	1,149	9,438	18,585	1,592,801	23,978	—	19,231	—
Residential real estate	634,796	—	1,053	1,377	2,430	637,226	2,038	—	995	—
Home equity lines of credit	10,431	—	—	45	45	10,476	68	—	—	—
Consumer	17,738	1,368	302	130	1,800	19,538	130	—	—	—
Total loans	$2,237,181	$9,366	$2,504	$10,990	$22,860	$2,260,041	$26,214	$—	$20,226	$—

December 31, 2024
Commercial
Business	$662,163	$736	$2,252	$3,307	$6,295	$668,458	$6,174	$—	$2,682	$—
Real estate	614,914	—	—	17,984	17,984	632,898	—	17,984	—	—
Acquisition, development and construction	101,564	430	—	13,506	13,936	115,500	13,935	—	13,936	—
Total commercial	1,378,641	1,166	2,252	34,797	38,215	1,416,856	20,109	17,984	16,618	—
Residential real estate	645,430	3,364	45	1,869	5,278	650,708	4,110	—	1,871	—
Home equity lines of credit	12,799	40	46	48	134	12,933	168	—	—	—
Consumer	16,720	1,390	290	220	1,900	18,620	220	—	—	—
Total loans	$2,053,590	$5,960	$2,633	$36,934	$45,527	$2,099,117	$24,607	$17,984	$18,489	$—

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

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level, with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of September 30, 2025, the Bank expects the markets in which it operates will experience potential economic volatility over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
September 30, 2025
Commercial
Business	$2,290	$720	$—	$—	$5,243	$8,253	$2,890
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	12,576	—	—	—	—	12,576	—
Total commercial	$14,866	$720	$—	$—	$5,243	$20,829	$2,890
Residential	995	—	—	—	—	995	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	130	—	—	—	130	46
Total	$15,861	$850	$—	$—	$5,243	$21,954	$2,936
Collateral value	$87,235	$1,355	$—	$—	$3,625	$92,215

December 31, 2024
Commercial
Business	$2,500	$1,516	$—	$—	$240	$4,256	$827
Real estate	17,984	—	—	—	—	17,984	—
Acquisition, development and construction	13,506	—	—	—	—	13,506	—
Total commercial	$33,990	$1,516	$—	$—	$240	$35,746	$827
Residential	2,866	—	—	—	—	2,866	36
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	220	—	—	—	220	73
Total	$36,856	$1,736	$—	$—	$240	$38,832	$936
Collateral value	$66,247	$2,578	$—	$—	$—	$68,825

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve for these certain loans in homogeneous pools was immaterial at September 30, 2025 and December 31, 2024.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2025 and December 31, 2024, the liability for unfunded commitments related to loans held-for-investment was $1.8 million and $1.6 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or a part of specific loans is uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at June 30, 2025	$7,704	$3,022	$1,907	$12,633	$6,955	$87	$1,110	$20,785
Provision (release of allowance) for credit losses[1]	2,064	295	(482)	1,877	1,255	10	67	3,209
Charge-offs	(546)	—	—	(546)	—	—	(421)	(967)
Recoveries	—	3	—	3	—	1	291	295
ACL balance at September 30, 2025	$9,222	$3,320	$1,425	$13,967	$8,210	$98	$1,047	$23,322

(Dollars in thousands)
ACL at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663
Provision (release of allowance) for credit losses[1]	4,275	741	(347)	4,669	888	—	(187)	5,370
Charge-offs	(1,598)	—	—	(1,598)	—	—	(1,383)	(2,981)
Recoveries	50	8	—	58	—	3	1,209	1,270
ACL at September 30, 2025	$9,222	$3,320	$1,425	$13,967	$8,210	$98	$1,047	$23,322
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084
Provision (release of allowance) for credit losses[1]	(743)	308	228	(207)	839	5	(511)	126
Charge-offs	(415)	—	—	(415)	—	—	(977)	(1,392)
Recoveries	—	3	—	3	—	1	677	681
ACL balance at September 30, 2024	$8,415	$2,783	$1,665	$12,863	$7,087	$91	$1,458	$21,499

(Dollars in thousands)
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses[1]	2,734	(166)	(9)	2,559	640	(9)	(939)	2,251
Charge-offs	(2,292)	—	—	(2,292)	—	—	(2,788)	(5,080)
Recoveries	42	18	—	60	35	3	2,106	2,204
ACL balance at September 30, 2024	$8,415	$2,783	$1,665	$12,863	$7,087	$91	$1,458	$21,499
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

During the three and nine months ended September 30, 2025, there were charge-offs totaling $1.0 million and $3.0 million, respectively. For the three months ended September 30, 2025, $0.6 million of charge-offs were related to two commercial notes secured by business assets and $0.4 million of charge offs were related to the subprime consumer automotive segment. For the nine months ended September 30, 2025, $1.6 million of charge-offs were related to ten commercial notes secured by business assets and $1.4 million of charge-offs were related to the subprime automotive segment. During the three and nine months ended September 30, 2025, the provision related to unfunded commitments was $0.2 million for each period. During the three and nine months ended September 30, 2024, there was an $0.3 million and $0.5 million provision related to unfunded commitments, respectively.

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

The following tables summarize the period-end amortized cost basis of loans to borrowers in financial difficulty that were modified during the periods shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended September 30, 2025
Commercial
Business	$—	$1,920	$107	$—	$2,027	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	1,920	107	—	2,027	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$1,920	$107	$—	$2,027	—%

Three Months Ended September 30, 2024
Commercial
Business	$—	$—	$475	$—	$475	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	—	475	—	475	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$475	$—	$475	—%

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Nine Months Ended September 30, 2025
Commercial
Business	$—	$8,045	$107	$—	$8,152	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	13,470	—	13,470	14%
Total commercial	—	8,045	13,577	—	21,622	1%
Residential	—		—	—	—	—%
Home equity lines of credit	—		—	—	—	—%
Consumer	—		—	—	—	—%
Total	$—	$8,045	$13,577	$—	$21,622	1%

Nine Months Ended September 30, 2024
Commercial
Business	$—	$5,333	$475	$—	$5,808	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	5,333	475	—	5,808	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$5,333	$475	$—	$5,808	—%

The above tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified for borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable.

During the three months ended September 30, 2025, there are four loans to four borrowers that received a payment delay modification for $1.9 million, and one loan to one borrower that received a term extension modification for $0.1 million. These notes are to unrelated SBA borrowers and are secured by Owner Occupied Real Estate and various vehicles & equipment.

There are eight loans to eight borrowers that received payment delay modifications in the nine months ended September 30, 2025. These eight total loans that received payment delay modifications include seven commercial loans with government guarantees totaling $5.5 million and one note secured by a business valuation totaling $2.5 million. In addition, there is two loan to two borrower that received term extension modifications for $1.0 million. One of these notes is secured by residential lots valued at $1.3 million and the other is secured by business assets.

During the three and nine months ended September 30, 2024, there were $0.5 million and $5.8 million in modifications to one and 17 borrowers, respectively, experiencing financial difficulties.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended September 30, 2025
Commercial
Business	$773	$107	$448	$1,328
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	773	107	448	1,328
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$773	$107	$448	$1,328

Nine Months Ended September 30, 2025
Commercial
Business	$773	$107	$3,878	$4,758
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	773	107	3,878	4,758
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$773	$107	$3,878	$4,758

Nine Months Ended September 30, 2024
Commercial
Business	$33	$1,412	$3,690	$5,135
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	33	1,412	3,690	5,135
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$33	$1,412	$3,690	$5,135

As of September 30, 2025, there are three modified loans past due, with an amortized cost basis of $4.8 million. Two loans are commercial notes with government guarantees secured by business assets. One loan is a commercial note secured by owner occupied real estate. Two loans totaling $0.6 million are considered non-accrual as of September 30, 2025. There were no loans modified in the three months ended September 30, 2024 that were past due.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three Months Ended September 30, 2025
Commercial
Business	$—	$2,498	$—	$—	$2,498
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,498	—	—	2,498
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,498	$—	$—	$2,498

Three Months Ended September 30, 2024
Commercial
Business	$—	$1,864	$—	$—	$1,864
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	1,864	—	—	1,864
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$1,864	$—	$—	$1,864

Nine Months Ended September 30, 2025
Commercial
Business	$—	$2,498	$—	$—	$2,498
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,498	—	—	2,498
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,498	$—	$—	$2,498

Nine Months Ended September 30, 2024
Commercial
Business	$—	$2,275	$—	$—	$2,275
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,275	—	—	2,275
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,275	$—	$—	$2,275

As of September 30, 2025, there was one modified loan that had defaulted, with an amortized cost basis of $2.5 million that is secured by business assets and is non-accrual. As of September 30, 2024, there were three modified loans that had defaulted, with an amortized cost basis of $2.3 million. All three loans were commercial notes that had government guarantees and were on non-accrual status as of September 30, 2024. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Total revenues	$10,749	$11,530	$33,278	$34,251
Net income	681	724	1,797	1,419

Gain on loans sold	$7,124	$6,961	$21,283	$20,532
Gain (loss) on loans held-for-sale	22	665	(96)	1,060
Volume of loans sold	329,360	356,537	1,034,805	1,016,775
Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making. Accordingly, the investment, which had a carrying value of $24.4 million at September 30, 2025, is accounted for as an equity method investment. Our share of ICM's net income totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, while our share of ICM's net income totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the mortgage pipeline was $461.7 million and $482.4 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Total revenues	$51,718	$42,542	$141,590	$110,695
Net income (loss)	5,769	1,339	$12,581	(3,012)

Gain on loans sold	$14,781	$13,770	$43,756	$35,309
Gain (loss) on loans held-for-sale	750	1,797	2,537	1,879
Volume of loans sold	373,578	463,811	1,011,852	1,082,435

Our ownership percentage of 37.5% of Warp Speed allows us to have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $57.9 million at September 30, 2025, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income totaled $2.2 million and $4.7 million for the three and nine months ended September 30, 2025, while our share of net income and loss totaled $0.5 million and $0.3 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the mortgage pipeline was $712.6 million and $543.4 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and nine months ended September 30, 2025 and 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have a direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,027,231	$940,994
NOW	601,164	473,225
Savings and money markets	547,750	437,145
Time deposits, including CDs and IRAs	599,933	842,251
Total deposits	$2,776,078	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$589	$2,962

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2026	$371,425
2027	187,714
2028	39,447
2029	1,265
2030	63
Thereafter	19
Total	$599,933

As of September 30, 2025 and December 31, 2024, overdrawn deposit accounts totaling $4.2 million and $2.8 million, respectively, were reclassified as loan balances.

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of September 30, 2025 and 2024 for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest cost	$119	$113	357	339
Expected return on plan assets	(154)	(157)	(462)	(471)
Amortization of net actuarial loss	38	43	113	129
Net periodic benefit income	$3	$(1)	$8	$(3)
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and nine months ended September 30, 2025 and 2024.

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

Note 7 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2025
Financial Assets:
Cash and cash equivalents	$300,042	$300,042	$300,042	$—	$—
Securities available-for-sale	324,709	324,709	—	299,458	25,251
Equity securities	44,199	44,199	7,146	—	37,053
Loans receivable, net	2,236,064	2,406,676	—	—	2,406,676
Interest rate swaps	3,603	3,603	—	3,603	—
Accrued interest receivable	15,125	15,125	—	2,915	12,210
FHLB stock	2,880	2,880	—	2,880	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	2,776,078	2,758,866	—	2,758,866	—
Repurchase agreements	2,975	2,975	—	2,975	—
Interest rate swaps	3,603	3,603	—	3,603	—
Fair value hedge	1,089	1,089	—	1,089	—
Accrued interest payable	2,218	2,218	—	2,218	—
Subordinated debt	73,976	71,410	—	71,410	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$317,913	$317,913	$317,913	$—	$—
Securities available-for-sale	410,959	410,959	—	385,466	25,493
Equity securities	42,583	42,583	4,994	—	37,589
Loans receivable, net	2,080,468	2,186,572	—	—	2,186,572
Interest rate swaps	5,913	5,913	—	5,913	—
Accrued interest receivable	16,537	16,537	—	6,815	9,722
FHLB stock	2,011	2,011	—	2,011	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,693,615	$2,606,342	$—	$2,606,342	$—
Repurchase agreements	2,759	2,759	—	2,759	—
Interest rate swaps	5,913	5,913	—	5,913	—
Fair value hedge	112	112	—	112	—
Accrued interest payable	5,788	5,788	—	5,788	—
Subordinated debt	73,787	106,038	—	106,038	—

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

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan continues to be reported at amortized cost. As of September 30, 2025 and December 31, 2024, there were no loans held-for-sale.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	September 30, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$22,072	$—	$22,072
United States sponsored mortgage-backed securities	—	195,828	—	195,828
United States treasury securities	—	19,835	—	19,835
Municipal securities	—	37,183	17,751	54,934
Corporate debt securities	—	24,540	—	24,540
Equity securities	7,146	—	—	7,146
Interest rate swaps	—	3,603	—	3,603
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	3,603	—	3,603
Fair value hedge	—	1,089	—	1,089

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,846	$—	$39,846
United States sponsored mortgage-backed securities	—	147,580	—	147,580
United States treasury securities	—	103,975	—	103,975
Municipal securities	—	84,147	17,993	102,140
Corporate debt securities	—	9,918	—	9,918
Other securities	—	681	—	681
Equity securities	4,994	—	—	4,994
Interest rate swaps	—	5,913	—	5,913
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	5,913	—	5,913
Fair value hedge	—	112	—	112

The following table represents recurring Level III assets and liabilities as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at June 30, 2025	$17,435	$648	$18,083
Maturities/calls	(75)	—	(75)
Unrealized gain included in other comprehensive income	391	—	391
Balance at September 30, 2025	$17,751	$648	$18,399

Balance at December 31, 2024	$17,993	$648	$18,641
Realized and unrealized income included in earnings	1	—	1
Maturities/calls	(308)	—	(308)
Unrealized gain included in other comprehensive loss	65	—	65
Balance at September 30, 2025	$17,751	$648	$18,399

Balance at Balance at June 30, 2024	$17,929	$648	$18,577
Maturities/calls	(72)	—	(72)
Unrealized gain included in other comprehensive income	1,015	—	1,015
Balance at September 30, 2024	$18,872	$648	$19,520

Balance at December 31, 2023	$18,245	$648	$18,893
Realized gain included in earnings	5	—	5
Maturities/calls	(297)	—	(297)
Unrealized gain included in other comprehensive income	919	—	919
Balance at September 30, 2024	$18,872	$648	$19,520

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

The following table presents the fair value of these assets as of the periods shown:

	September 30, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$19,016	$19,016
Other real estate owned	—	—	601	601

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$37,895	$37,895
Other real estate owned	—	—	2,827	2,827
The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2025
Nonrecurring measurements:
Collateral-dependent loans	$19,016	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$601	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,751	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$37,895	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,993	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

In October 2024, we discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and we paid the counterparty $2.1 million to terminate the swap. We recorded a $0.5 million loss in 2023 and $1.7 million remained on the balance sheet at the time of discontinuance as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items. As of September 30, 2025, the basis adjustment remaining on the hedged portfolio was $1.5 million. We recorded a $0.1 million gain on the derivative as a result of the discontinuance in 2024.

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

In January 2025, we discontinued the portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate municipal bonds. The hedge, which had a notional amount of $50.0 million, was fully dedesignated, and we paid the counterparty $0.5 million to terminate the swap. A basis adjustment to the hedged securities portfolio of $0.5 million remained on the balance sheet at the time of discontinuance, which will be amortized over the life of the underlying hedged items. In September 2025, we sold approximately $35.2 million of municipal bonds that were part of the hedged portfolio. As of September 30, 2025, the amortized cost basis of the closed portfolio of municipal bonds was $20.1 million, inclusive of a $0.1 million remaining basis adjustment.

The remaining active fair value swaps are designated under the portfolio layer method. The notional amount of the two active swaps was $86.9 million as of September 30, 2025, one of which is amortizing and included a $33.1 million amortization adjustment to the notional amount at September 30, 2025. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value based on changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2025 and December 31, 2024:

		September 30, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$416,399	$336,938	$1,089	$1,468
Fixed rate bonds	Investment securities available-for-sale	20,139	20,000	—	139
Total hedged assets		$436,538	$356,938	$1,089	$1,607

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$443,830	$375,993	$(505)	$1,593
Fixed rate bonds	Investment securities available-for-sale	58,318	50,000	618	—
Total hedged assets		$502,148	$425,993	$113	$1,593

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

Outstanding Financial Derivative Instruments

The following tables summarize outstanding financial derivative instruments as of September 30, 2025 and December 31, 2024:

		September 30, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$86,938	$(1,089)	$(977)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	129,102	3,603	2,310
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	129,102	(3,603)	(2,310)

Total derivatives		$345,142	$(1,089)	$(977)

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$175,993	$(112)	$5,998

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	133,942	5,913	5,913
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	133,942	(5,913)	(5,913)

Total derivatives		$443,877	$(112)	$5,998

Embedded Derivatives

In 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at September 30, 2025 and December 31, 2024, with no gain or loss for the three and nine months ended September 30, 2025 and September 30, 2024.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2025	2024	2025	2024
Numerator for earnings per share:
Net income, before noncontrolling interest	$17,136	$2,156	$22,697	$10,807
Net (income) loss attributable to noncontrolling interest	—	(76)	18	(156)
Net income available to common shareholders	$17,136	$2,080	$22,715	$10,651

Denominator:
Weighted-average shares outstanding - basic	12,615,475	12,927,962	12,824,037	12,874,311
Effect of dilutive instruments	395,052	241,049	275,159	246,934
Weighted-average shares outstanding - diluted	13,010,527	13,169,011	13,099,196	13,121,245

Earnings per common share - basic	$1.36	$0.16	$1.77	$0.83
Earnings per share common share - diluted	$1.32	$0.16	$1.73	$0.81

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	54,191	125,826	159,679	136,838

Note 11 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$(7,495)	$—	$(7,447)	$658	Gain (loss) on sale of available-for-sale securities, net
Income tax effect	1,808	—	1,796	(158)	Income taxes
Realized gain (loss) recognized in income, net of tax	(5,687)	—	(5,651)	500
Defined benefit pension plan items
Amortization of net actuarial loss	(38)	$(43)	$(114)	$(129)	Salaries and employee benefits
Income tax effect	9	10	27	30	Income taxes
Defined benefit pension plan items, net of tax	(29)	(33)	(87)	(99)

Total reclassifications	$(5,716)	$(33)	$(5,738)	$401

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)
Other comprehensive income before reclassification	6,909	5	—	6,914
Amounts reclassified from accumulated other comprehensive income	5,687	29	—	5,716
Net current period other comprehensive income	12,596	34	—	12,630
Balance at September 30, 2025	$(13,177)	$(2,062)	$—	$(15,239)

Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income before reclassification	7,120	134	—	7,254
Amounts reclassified from accumulated other comprehensive income	5,651	87	—	5,738
Net current period other comprehensive income	12,771	221	—	12,992
Balance at September 30, 2025	$(13,177)	$(2,062)	$—	$(15,239)

Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)
Other comprehensive income (loss) before reclassification	6,271	(377)	—	5,894
Amounts reclassified from accumulated other comprehensive income	—	33	—	33
Net current period other comprehensive income (loss)	6,271	(344)	—	5,927
Balance at September 30, 2024	$(19,905)	$(2,588)	$34	$(22,459)

Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income before reclassification	6,466	307	—	6,773
Amounts reclassified from accumulated other comprehensive income	(500)	99	—	(401)
Net current period other comprehensive income	5,966	406	—	6,372
Balance at September 30, 2024	$(19,905)	$(2,588)	$34	$(22,459)

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

The Other category consists of professional services and our Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from our Edge Ventures companies, including Victor, primarily consist of software services, offering account functionality and transactions to customers through web-based platforms. On September 30 2025, we executed an asset purchase agreement to sell substantially all assets and operations of Victor and recognized a $34.1 million pre-tax gain during the three and nine months ended September 30, 2025 that is included in the Other category in the tables below. The Other category will no longer include substantially all of the income and expense activity derived from Victor beginning October 1, 2025.

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended September 30, 2025	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$44,153	$103	$2	$—	$(38)	$44,220
Interest expense	16,850	—	797	38	(38)	17,647
Net interest income (expense)	27,303	103	(795)	(38)	—	26,573
Provision for credit losses	3,427	—	1,000	—	—	4,427
Net interest income (expense) after provision for credit losses	23,876	103	(1,795)	(38)	—	22,146

Noninterest income	(3,091)	2,395	3,511	35,646	(3,849)	34,612

Noninterest Expenses:
Salaries and employee benefits	12,293	—	7,899	1,207	—	21,399
Occupancy expense	1,260	—	146	—	(146)	1,260
Equipment depreciation and maintenance	395	—	93	315	—	803
Data processing and communications	1,260	—	110	88	—	1,458
Professional fees	1,905	—	1,163	171	(285)	2,954
Other expenses[1]	7,989	—	783	103	(3,418)	5,457
Total noninterest expenses	25,102	—	10,194	1,884	(3,849)	33,331

Operating income (loss)	$(4,317)	$2,498	$(8,478)	$33,724	$—	$23,427

Capital expenditures for the three months ended September 30, 2025	$858	$—	$78	$19	$—	$955
Total assets as of September 30, 2025	3,202,350	93,365	370,610	81,933	(515,305)	3,232,953
Total assets as of December 31, 2024	3,076,644	32,697	405,010	23,090	(408,737)	3,128,704
Goodwill as of September 30, 2025	—	—	—	1,200	—	1,200
Goodwill as of December 31, 2024	—	—	—	2,838	—	2,838
Investment in equity method investees as of September 30, 2025	—	83,922	—	—	—	83,922
Investment in equity method investees as of December 31, 2024	—	78,255	—	—	—	78,255
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Three Months Ended September 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,539	$103	$2	$—	$(17)	$46,627
Interest expense	19,234	—	808	17	(17)	20,042
Net interest income (expense)	27,305	103	(806)	(17)	—	26,585
Provision for credit losses	459	—	500		—	959
Net interest income (expense) after provision for credit losses	26,846	103	(1,306)	(17)	—	25,626

Noninterest income	4,574	768	2,956	2,332	(3,973)	6,657

Noninterest Expenses:
Salaries and employee benefits	10,075	—	4,528	2,119	—	16,722
Occupancy expense	1,040	—	37	—	(36)	1,041
Equipment depreciation and maintenance	480	—	124	526	—	1,130
Data processing and communications	1,103	—	122	131	—	1,356
Professional fees	3,978	—	1,301	336	(966)	4,649
Other expenses[1]	6,563	4	656	335	(2,971)	4,587
Total noninterest expenses	23,239	4	6,768	3,447	(3,973)	29,485

Operating income (loss)	$8,181	$867	$(5,118)	$(1,132)	$—	$2,798

Capital expenditures for the three months ended September 30, 2024	$91	$—	$81	$137	$—	$309
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Nine Months Ended September 30, 2025	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$129,620	$309	$6	$—	$(102)	$129,833
Interest expense	48,413	—	2,391	102	(102)	50,804
Net interest income (expense)	81,207	309	(2,385)	(102)	—	79,029
Provision for credit losses	5,594	—	1,000	—	—	6,594
Net interest income (expense) after provision for credit losses	75,613	309	(3,385)	(102)	—	72,435

Noninterest income	6,895	5,358	9,253	38,316	(10,257)	49,565

Noninterest Expenses:
Salaries and employee benefits	31,079	—	18,310	4,223	—	53,612
Occupancy expense	3,855	—	254	—	(254)	3,855
Equipment depreciation and maintenance	1,217	—	246	1,219	—	2,682
Data processing and communications	3,501	—	372	272	—	4,145
Professional fees	6,294	—	3,712	945	(935)	10,016
Other expenses	22,657	—	2,278	424	(9,068)	16,291
Total noninterest expenses	68,603	—	25,172	7,083	(10,257)	90,601

Operating income (loss)	$13,905	$5,667	$(19,304)	$31,131	$—	$31,399

Capital expenditures for the nine months ended September 30, 2025	$1,250	$—	$108	$49	$—	$1,407
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Nine Months Ended September 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$142,519	$309	$7	$—	$(51)	$142,784
Interest expense	55,796	—	2,689	56	(51)	58,490
Net interest income (expense)	86,723	309	(2,682)	(56)	—	84,294
Provision for credit losses	2,710	—	500	—	—	3,210
Net interest income (expense) after provision for credit losses	84,013	309	(3,182)	(56)	—	81,084

Noninterest income	16,993	124	7,990	8,724	(12,198)	21,633

Noninterest Expenses:
Salaries and employee benefits	29,257	—	13,679	6,224	—	49,160
Occupancy expense	2,852	—	110	—	(108)	2,854
Equipment depreciation and maintenance	1,717	—	326	1,521	—	3,564
Data processing and communications	3,343	—	396	389	—	4,128
Professional fees	13,368	—	3,552	1,290	(2,632)	15,578
Other expenses	18,962	4	1,777	2,037	(9,458)	13,322
Total noninterest expenses	69,499	4	19,840	11,461	(12,198)	88,606

Operating income (loss)	$31,507	$429	$(15,032)	$(2,793)	$—	$14,111

Capital expenditures for the nine months ended September 30, 2024	$902	$—	$189	$395	$—	$1,486
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Note 13 – Divestitures

Victor Technologies, Inc.

During the quarter ended September 30, 2025, the Board of Directors and Finance Committee approved a plan to sell substantially all the assets and operations of Victor. On September 30, 2025, we executed an asset purchase agreement to sell substantially all assets and operations of Victor. During the quarter ended September 30, 2025, we recorded a $34.1 million pre-tax gain associated with the sale of Victor that is included in gain on divestiture activity in the consolidated statement of income. We will continue to offer certain customers the account functionality through Victor through an agreement with Jack Henry. The transaction does not meet the criteria for discontinued operations, because the sale of Victor does not represent a strategic shift that will have a major effect on our operations and financial results.

Trabian Technology, Inc.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian. As such, Trabian's assets, including $1.6 million of goodwill, and liabilities were classified as held-for-sale on the consolidated balance sheet as of December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by us for $3.5 million. As a result of the transaction, we recognized a gain of $0.6 million for the nine months ended September 30, 2025.

The following table presents the major classes of assets and liabilities held-for-sale:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Premises and equipment, net	$—	$33
Accrued interest receivable and other assets	—	2,245
Total assets held-for-sale	$—	$2,278

Accrued interest payable and other liabilities	$—	$720
Total liabilities held-for-sale	$—	$720

Note 14 – Subsequent Event

Stock Repurchase Plan

As previously announced in October 2025, the Board of Directors approved a stock repurchase program of up to $10 million of the Company's common stock. We intend to begin repurchasing common stock in November 2025 and the stock repurchase program will expire upon the expenditure of $10 million, when terminated or otherwise completed.

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. The Federal Reserve has lowered its federal funds interest rate range to 4.00% to 4.25% as of September 30, 2025. We have seen an increase in loan balances compared to the second quarter of 2025, which primarily reflects the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

During the three months ended September 30, 2025, the $34.1 million pre-tax gain recognized from the sale of Victor stands as a powerful validation of our Fintech incubator model. We built and scaled a next-generation payments solution in only four years and the sale of Victor generated substantial shareholder return, while strengthening our balance sheet and expanding our strategic flexibility. We immediately put that enhanced flexibility to work through a strategic repositioning of our securities portfolio that included the sale of approximately $72.5 million of available-for-sale investment securities and recognition of a $7.6 million pre-tax loss on sale of these securities during the three months ended September 30, 2025. The securities sold had a weighted-average tax-equivalent yield of 1.7% and a weighted-average life of approximately 9.6 years. The securities portfolio repositioning, combined with expense efficiencies expected from the Victor sale, position us to deliver $0.30 to $0.35 in additional annualized earnings per share, prospectively.

Financial Results

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

During the three months ended September 30, 2025, net interest income remained consistent at $26.6 million, noninterest income increased $28.0 million and noninterest expense increased $3.8 million compared to the three months ended September 30, 2024. Our tax-equivalent yield on earning assets for the three months ended September 30, 2025 was 5.90% compared to 6.32% for the three months ended September 30, 2024. Loans receivable increased $106.1 million to $2.26 billion during the three months ended September 30, 2025. Our overall cost of interest-bearing liabilities was 3.38% for the three months ended September 30, 2025 compared to 4.04% at September 30, 2024. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.55% for the three months ended September 30, 2025, compared to 3.61% in the three months ended September 30, 2024.

Our net income for the three months ended September 30, 2025 was $17.1 million compared to $2.1 million for the three months ended September 30, 2024. Earnings for the three months ended September 30, 2025 equated to a return on average assets of 2.1% and a return on average equity of 22.9%, compared to the three months ended September 30, 2024 results of 0.3% and 2.8%, respectively. Basic and diluted earnings per share were $1.36 and $1.32, respectively, for the three months ended September 30, 2025, compared to $0.16 for both basic and diluted earnings per share for the three months ended September 30, 2024. Our results for the three months ended September 30, 2025 included a $4.4 million provision for credit losses that includes specific reserves of $1.2 million associated with one credit that was downgraded, a $1.0 million write-down of a Fintech investment that had been classified as an available-for-sale security, enhancements to the qualitative adjustments used in our credit loss model, and loan growth during the quarter, compared to a $1.0 million provision for credit losses for the three months ended September 30, 2024 that included a $0.5 million write-down of a Fintech investment that had been classified as an available-for-sale security. Our results for the three months ended September 30, 2025 also included a $34.1 million pre-tax gain on the sale of Victor and a $7.6 million loss on the sale of available-for-sale securities associated with a strategic repositioning of our investment portfolio.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

During the nine months ended September 30, 2025, net interest income declined $5.3 million, noninterest income increased $27.9 million and noninterest expense increased by $2.0 million compared to the nine months ended September 30, 2024. Our yield on tax-equivalent earning assets for the nine months ended September 30, 2025 was 5.95% compared to 6.31% for the nine months ended September 30, 2024. Loans receivable increased by $159.3 million to $2.26 billion during the nine months ended September 30, 2025. Our overall cost of interest-bearing liabilities was 3.51% for the nine months ended September 30, 2025 compared to 4.14% at September 30, 2024. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.63% in the nine months ended September 30, 2025, compared to 3.73% in the nine months ended September 30, 2024.

Our net income for the nine months ended September 30, 2025 was $22.7 million compared to $10.7 million for the nine months ended September 30, 2024. Earnings for the nine months ended September 30, 2025 equated to a return on average assets of 0.9% and a return on average equity of 10.0%, compared to the nine months ended September 30, 2024 results of 0.4% and 4.9%, respectively. Basic and diluted earnings per share were $1.77 and $1.73, respectively, for the nine months ended September 30, 2025, compared to $0.83 and $0.81, respectively, for the nine months ended September 30, 2024. Our results for the nine months ended September 30, 2025 included a $6.6 million provision for credit losses that includes specific reserves of $1.2 million associated with one credit that was downgraded, a $1.0 million write-down of a Fintech investment that had been classified as an available-for-sale security, enhancements to the qualitative adjustments used in our credit loss model, and loan growth during the period, compared to a $3.2 million provision for credit losses for the three months ended September 30, 2024 that included a $0.5 million write-down of a Fintech investment that had been classified as an available-for-sale security. Our results for the nine months ended September 30, 2025 also included a $34.1 million pre-tax gain on the sale of Victor and a $7.6 million pre-tax loss on the sale of available-for-sale securities associated with a strategic repositioning of our investment portfolio.

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present information regarding (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) the interest rate spread, income and margin (tax-equivalent); (iv) net interest spread, income and margin as of and for the periods shown. The average balances presented are derived from daily average balances.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$410,979	$4,396	4.24%	$400,330	$5,218	5.19%
Investment securities:
Taxable	299,747	3,144	4.16	258,151	1,846	2.84
Tax-exempt [1]	94,081	822	3.47	104,769	867	3.29
Loans: [2]
Commercial	1,589,996	29,194	7.28	1,553,666	31,136	7.97
Tax exempt [1]	2,588	29	4.45	3,129	34	4.32
Real estate	527,420	5,638	4.24	558,691	6,446	4.59
Consumer	61,642	1,177	7.58	68,337	1,269	7.39
Total loans	2,181,646	36,038	6.55	2,183,823	38,885	7.08
Total earning assets	2,986,453	44,400	5.90	2,947,073	46,816	6.32
Less: Allowance for credit losses	(21,157)			(22,043)
Cash and due from banks	11,012			4,638
Other assets	299,774			284,640
Total assets	$3,276,082			$3,214,308

Liabilities
Deposits:
NOW	$746,687	$5,676	3.02%	$534,494	$4,422	3.29%
Money market checking	486,684	3,216	2.62	434,174	3,378	3.10
Savings	151,801	1,249	3.26	116,861	883	3.01
IRAs	7,410	67	3.59	8,164	91	4.43
CDs	601,020	6,628	4.38	800,986	10,440	5.19
Repurchase agreements and federal funds sold	3,309	14	1.68	3,589	19	2.11
FHLB and other borrowings	145	—	—	44	—	—
Subordinated debt	73,951	797	4.28	73,702	809	4.37
Total interest-bearing liabilities	2,071,007	17,647	3.38	1,972,014	20,042	4.04
Noninterest-bearing demand deposits	862,124			910,787
Other liabilities	43,482			37,591
Total liabilities	2,976,613			2,920,392

Stockholders’ equity
Common stock	13,883			13,776
Paid-in capital	166,488			163,189
Treasury stock	(25,578)			(16,741)
Retained earnings	172,258			160,694
Accumulated other comprehensive loss	(27,582)			(27,069)
Total stockholders’ equity	299,469			293,849
Noncontrolling interest	—			67
Total stockholders’ equity attributable to parent	299,469			293,916
Total liabilities and stockholders’ equity	$3,276,082			$3,214,308

Net interest spread (tax-equivalent)			2.52%			2.28%
Net interest income and margin (tax-equivalent) [1]		$26,753	3.55%		$26,774	3.61%
Less: Tax-equivalent adjustments		$(180)			$(189)
Net interest spread			2.49%			2.25%
Net interest income and margin		$26,573	3.53%		$26,585	3.59%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended September 30, 2025 and 2024, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$396,125	$12,722	4.29%	$443,475	$17,624	5.31%
Investment securities:
Taxable	310,905	8,730	3.75	252,423	5,494	2.91
Tax-exempt [1]	97,376	2,497	3.43	104,622	2,436	3.11
Loans: [2]
Commercial	1,523,973	85,584	7.51	1,592,295	94,112	7.89
Tax exempt [1]	2,710	89	4.39	3,254	106	4.35
Real estate	537,305	17,326	4.31	565,923	19,450	4.59
Consumer	61,869	3,429	7.41	73,039	4,095	7.49
Total loans	2,125,857	106,428	6.69	2,234,511	117,763	7.04
Total earning assets	2,930,263	130,377	5.95	3,035,031	143,317	6.31
Less: Allowance for loan losses	(20,088)			(22,298)
Cash and due from banks	8,750			4,856
Other assets	309,504			308,351
Total assets	$3,228,429			$3,325,940

Liabilities
Deposits:
NOW	$642,378	$13,776	2.87%	$518,595	$13,490	3.47%
Money market checking	394,352	7,593	2.57	414,453	10,474	3.38
Savings	119,843	2,750	3.07	130,848	3,468	3.54
IRAs	7,514	216	3.84	7,958	246	4.13
CDs	690,273	23,966	4.64	735,883	28,097	5.10
Repurchase agreements and federal funds sold	3,520	53	2.01	3,334	23	0.92
FHLB and other borrowings	1,738	59	4.54	29	2	5.99
Senior term loan [3]	—	—	—	3,146	264	11.21
Subordinated debt	73,890	2,391	4.33	73,634	2,426	4.40
Total interest-bearing liabilities	1,933,508	50,804	3.51	1,887,880	58,490	4.14
Noninterest-bearing demand deposits	946,335			1,109,089
Other liabilities	45,376			38,566
Total liabilities	2,925,219			3,035,535

Stockholders’ equity
Common stock	13,835			13,722
Paid-in capital	165,695			162,416
Treasury stock	(20,148)			(16,741)
Retained earnings	172,012			161,113
Accumulated other comprehensive loss	(28,196)			(29,965)
Total stockholders’ equity	303,198			290,545
Noncontrolling interest	12			(140)
Total stockholders’ equity attributable to parent	303,210			290,405
Total liabilities and stockholders’ equity	$3,228,429			$3,325,940

Net interest spread (tax-equivalent)			2.44%			2.17%
Net interest income and margin (tax-equivalent) [1]		$79,573	3.63%		$84,827	3.73%
Less: Tax-equivalent adjustments		$(544)			$(533)
Net interest spread			2.41%			2.14%
Net interest income and margin		$79,029	3.61%		$84,294	3.71%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the nine months ended September 30, 2025 and 2024, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest margin - U.S. GAAP basis
Net interest income	$26,573	$26,585	$79,029	$84,294
Average interest-earning assets	2,986,453	2,947,073	2,930,263	3,035,031
Net interest margin	3.53%	3.59%	3.61%	3.71%

Net interest margin - non-U.S. GAAP basis
Net interest income	$26,573	$26,585	$79,029	$84,294
Impact of fully tax-equivalent adjustment	180	189	544	533
Net interest income on a fully tax-equivalent basis	$26,753	$26,774	$79,573	$84,827
Average interest-earning assets	$2,986,453	$2,947,073	$2,930,263	$3,035,031
Net interest margin on a fully tax-equivalent basis	3.55%	3.61%	3.63%	3.73%

Key Metrics

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Book value per common share	$26.07	$23.44	$26.07	$23.44
Tangible book value per common share [1]	$25.98	$23.20	$25.98	$23.20
Efficiency ratio [2]	54.5%	88.7%	70.5%	83.6%
Overhead ratio [3,4]	4.1%	3.7%	3.7%	3.6%
Net loan charge-offs to total loans [3,5]	0.1%	0.1%	0.1%	0.2%
Allowance for credit losses to total loans	1.03%	0.99%	1.03%	0.99%
Nonperforming loans	$26,214	$28,556	$26,214	$28,556
Nonperforming loans to total loans	1.2%	1.3%	1.2%	1.3%
Equity to assets	10.1%	8.9%	10.1%	8.9%
Community Bank Leverage Ratio	11.1%	10.9%	11.1%	10.9%
1 Non-U.S. GAAP metric.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.

Tangible book value (“TBV”) per common share was $25.98 and $23.20 as of September 30, 2025 and September 30, 2024, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of September 30,
(Dollars in thousands, except per share data)	2025	2024
Goodwill	$1,200	$2,838
Intangibles	—	285
Total intangibles	$1,200	$3,123

Total equity attributable to parent	$327,752	$303,086
Less: Total intangibles	(1,200)	(3,123)
Tangible common equity	$326,552	$299,963

Tangible common equity	$326,552	$299,963
Common shares outstanding (000s)	12,570	12,928
Tangible book value per common share	$25.98	$23.20

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds, such as sweep accounts, repurchase agreements and subordinated debt. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates and the mix of interest-earning assets and interest-bearing liabilities.

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

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Net interest margin on a tax-equivalent basis was 3.55% for the three months ended September 30, 2025 compared to 3.61% for the three months ended September 30, 2024. The decline in net interest margin on a tax-equivalent basis primarily reflects a decline in earning asset yields, partially offset by lower funding costs. Tax-equivalent net interest spread was 2.52% for the three months ended September 30, 2025 compared to 2.28% for the three months ended September 30, 2024. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 103 basis points for the three months ended September 30, 2025 compared to 133 basis points for the three months ended September 30, 2024.

During the three months ended September 30, 2025, net interest income remained consistent at $26.6 million compared to the three months ended September 30, 2024. Average total earning assets were $2.99 billion as of September 30, 2025, compared to $2.95 billion as of September 30, 2024. Total interest income declined by $2.4 million, or 5.2%, to $44.2 million for the three months ended September 30, 2025 from $46.6 million for the three months ended September 30, 2024, primarily reflecting lower interest income from lower yields and balances of loans and cash, partially offset by higher interest income on investment securities balances due to higher rates earned on these investments and a higher overall balance of investment securities. Average total loans remained consistent at $2.18 billion as of September 30, 2025 compared to September 30, 2024.

Average investment securities increased $30.9 million as the result of a $41.6 million increase in taxable investments, partially offset by a $10.7 million decline in tax-exempt investments during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The yield on taxable securities increased 132 basis points and the yield on tax-exempt securities increased 18 basis points.

Average interest-bearing liabilities increased $99.0 million, which was primarily the result of average balance increases of $212.2 million in negotiable order of withdrawal accounts, $52.5 million in money market checking accounts and $34.9 million in savings accounts, partially offset by a decrease of $200.0 million in certificates of deposit.

Average interest-bearing deposits were $1.99 billion for the three months ended September 30, 2025 and $1.89 billion for the three months ended September 30, 2024. Total interest expense declined $2.4 million, primarily driven by lower interest rates. The cost of interest-bearing liabilities declined to 3.38% for the three months ended September 30, 2025 from 4.04% for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Net interest margin on a tax-equivalent basis was 3.63% for the nine months ended September 30, 2025 compared to 3.73% for the nine months ended September 30, 2024. The decrease in net interest margin on a tax-equivalent basis primarily reflects a decline in earning asset yields, partially offset by lower funding costs. Tax-equivalent net interest spread was 2.44% for the nine months ended September 30, 2025 compared to 2.17% for the nine months ended September 30, 2024. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 119 basis points in the nine months ended September 30, 2025 compared to 156 basis points in the nine months ended September 30, 2024. This difference was driven by the decrease in interest rates.

During the nine months ended September 30, 2025, net interest income declined by $5.3 million, or 6.2%, to $79.0 million from $84.3 million during the nine months ended September 30, 2024. This decrease is largely due to lower yields on earning assets, partially offset by a decrease in the cost of funds. Average total earning assets were $2.93 billion in the nine months ended September 30, 2025 compared to $3.04 billion in the nine months ended September 30, 2024. Total interest income declined by $13.0 million, or 9.1%, to $129.8 million in the nine months ended September 30, 2025 from $142.8 million in the nine months ended September 30, 2024, primarily reflecting lower interest income from decreased interest rates and balances of loans and cash, partially offset by higher interest income on investment securities balances due to higher rates earned on these investments and a higher overall balance of investment securities. Average total loans decreased to $2.13 billion in the nine months ended September 30, 2025 from $2.23 billion in the nine months ended September 30, 2024, primarily as the result of a $68.3 million decrease in average commercial loans, a $28.6 million decrease in average real estate loans and a $11.2 million decrease in average consumer loans.

Average investment securities increased $51.2 million as the result of a $58.5 million increase in taxable investments, partially offset by a $7.2 million decrease in tax-exempt investments during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The yield on taxable securities increased 84 basis points and the tax-exempt securities yield increased 32 basis points.

Average interest-bearing liabilities increased by $45.6 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024. The increase was primarily the result of average balance increases of $123.8 million in negotiable order of withdrawal accounts, partially offset by declines of $45.6 million in certificates of deposit, $20.1 million in money market checking accounts and $11.0 million in saving accounts.

Average interest-bearing deposits were $1.85 billion for the nine months ended September 30, 2025 and $1.81 billion for the nine months ended September 30, 2024. Total interest expense decreased by $7.7 million, primarily driven by decreases in interest rates. The cost of interest-bearing liabilities decreased to 3.51% in the nine months ended September 30, 2025 from 4.14% in the nine months ended September 30, 2024.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to an estimate of lifetime expected losses in the loan and available-for-sale investment security portfolios.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

The provision for credit losses totaled $4.4 million for the three months ended September 30, 2025 compared to $1.0 million in the three months ended September 30, 2024. This increase in provision is due primarily to specific reserves of $1.2 million associated with one credit that was downgraded, a $1.0 million write-down of a Fintech investment that had been classified as an available-for-sale security, enhancements to the qualitative adjustments used in our credit loss model and loan growth during the three months ended September 30, 2025. The provision for credit losses for the three months ended September 30 2024 included a

$0.5 million write-down of a Fintech investment that had been classified as an available-for-sale security. Loan balances increased $106.1 million during the three months ended September 30, 2025, resulting in an additional provision of $0.3 million. The provision for unfunded commitments totaled $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively. Net charge-offs totaled $0.7 million during both the three months ended September 30, 2025 and 2024.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

The provision for credit losses totaled $6.6 million during the nine months ended September 30, 2025, compared to $3.2 million in the nine months ended September 30, 2024. Loan balances increased $159.3 million during the nine months ended September 30, 2025, resulting in a $0.7 million provision. Enhancements to the qualitative adjustments used in our credit loss model and increases specific reserves required by individually analyzed loans required an additional $3.0 million in provision during the nine months ended September 30, 2025. In addition, we recognized a $1.0 million write-down of a Fintech investment that had been classified as an available-for-sale security during the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2024 included a $0.5 million write-down of a Fintech investment that had been classified as an available-for-sale security. The provision for unfunded commitments was $0.2 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively. Net charge-offs totaled $1.7 million and $2.9 million during the nine months ended September 30, 2025 and 2024, respectively.

Noninterest Income

Payment card and service charge income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Noninterest income totaled $34.6 million for the three months ended September 30, 2025, an increase of $28.0 million from $6.7 million for the three months ended September 30, 2024. The increase was primarily the result of a $34.1 million gain on divestiture activity related to the sale of Victor and a $1.6 million increase in equity method investment income from our mortgage segment, partially offset by a net loss of $7.5 million related to sales of available-for-sale investment securities and a $1.2 million decline in compliance and consulting income, primarily due to the sale of Trabian during the quarter ended March 31, 2025.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Noninterest income totaled $49.6 million for the nine months ended September 30, 2025, an increase of $27.9 million from $21.6 million for the nine months ended September 30, 2024. The increase was primarily the result of a $34.7 million gain on divestiture activity related to the sales of Victor and Trabian, a $5.3 million increase in equity method investment income from our mortgage segment and a $0.9 million increase in payment card and service charge income. These increases were offset by a loss of $7.4 million related to sales of available-for-sale investment securities compared to a gain of $0.7 million in the prior year period, a $3.0 million decline in compliance and consulting income and a $1.1 million decline in other operating income.

Noninterest Expense

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Noninterest expense was $33.3 million and $29.5 million in the three months ended September 30, 2025 and 2024, respectively. The increase from the prior period primarily reflects increases of $4.7 million in salaries and employee benefits, $0.8 million in other operating expense, $0.3 million in software subscriptions and $0.2 million in occupancy expense. These increases were partially offset by decreases of $1.7 million in professional fees, $0.3 million in equipment depreciation and maintenance expense and $0.2 million in travel, entertainment, dues and subscriptions. Approximately 64.2% and 56.7% of noninterest expense for the three months ended September 30, 2025 and 2024, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Noninterest expense was $90.6 million and $88.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The increase from the prior year period primarily reflects increases of $4.5 million in salaries and employee benefits, $2.1 million in other operating expense, $1.1 million in software costs and $1.0 million in occupancy expense. These increases were partially offset by declines of $5.6 million in professional fees, $0.9 million in equipment depreciation and maintenance expense and $0.2 million in travel, entertainment, dues and subscriptions. Approximately 59.2% and 55.5% of noninterest expense for the nine months ended September 30, 2025 and 2024, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Our return on average assets was 2.1% for the three months ended September 30, 2025, compared to 0.3% for the three months ended September 30, 2024. The higher return for the three months ended September 30, 2025 is the result of a $15.1 million increase in earnings, primarily due to the $34.1 million gain on the sale of Victor, partially offset by the $7.6 million loss on the sale of available-for-sale securities associated with a strategic repositioning of our investment securities portfolio during the three months ended September 30, 2025. The increase in earnings was partially offset by an increase in average total assets of $61.8 million, which was primarily the result of a $36.3 million increase in average commercial loans, $30.9 million increase in average investment securities and $10.6 million increase in average interest-bearing balances with banks, partially offset by a $31.3 million decline in average real estate loans.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Our return on average assets was 0.9% for the nine months ended September 30, 2025, compared to 0.4% for the nine months ended September 30, 2024. The higher return for the nine months ended September 30, 2025 is the result of a $12.1 million increase in earnings, primarily due to the previously mentioned gain on sale of Victor and loss associated with the strategic repositioning of our investment securities portfolio during the three months ended September 30, 2025, and a decrease of $97.5 million in average total assets, mainly the result of a a $68.3 million decrease in average commercial loans, a $47.4 million decrease in average interest-bearing deposits with banks, a $28.6 million decrease in average real estate loans and a $11.2 million decrease in average consumer loans, partially offset by $51.2 million increase in average investment securities.

Equity

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Our return on average stockholders’ equity was 22.9% for the three months ended September 30, 2025, compared to 2.8% for the three months ended September 30, 2024. The higher return for the three months ended September 30, 2025 is a result of the previously discussed $15.1 million increase in earnings, while average equity increased by $5.6 million.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Our return on average stockholders’ equity was 10.0% for the nine months ended September 30, 2025, compared to 4.9% for the nine months ended September 30, 2024. The higher return for the nine months ended September 30, 2025 is a result of the previously discussed $12.1 million increase in earnings, while average equity increased by $12.8 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $300.0 million at September 30, 2025, compared to $317.9 million at December 31, 2024. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $368.9 million at September 30, 2025, compared to $453.5 million at December 31, 2024. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities:
United States government agency securities	$22,072	$39,846
United States sponsored mortgage-backed securities	195,828	147,580
United States treasury securities	19,835	103,975
Municipal securities	54,934	102,140
Corporate debt securities	24,540	9,918
Other debt securities	7,500	7,500
Investment securities available-for-sale	$324,709	$410,959

Equity securities	$44,199	$42,583

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

Subsequent to September 30, 2025, we reinvested $70.8 million in proceeds from the securities restructuring in U.S. sponsored mortgage-backed securities and subordinated debt securities with a weighted-average yield of approximately 5.1%.

Loans

Our loan portfolio totaled $2.26 billion as of September 30, 2025 and $2.10 billion as of December 31, 2024. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2025 and December 31, 2024, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% and 23% of our total loan portfolio as of September 30, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses

The ACL was $23.3 million, or 1.03% of loans receivable, at September 30, 2025, compared to $19.7 million, or 0.94% of loans receivable, at December 31, 2024. Over the nine months ended September 30, 2025, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculations resulted in allowances increases of $1.6 million to the commercial business, commercial real estate and commercial acquisition, development and construction segments. There was a further increase of $1.8 million in provision related to the individually analyzed segment, as well as an increase of $0.6 million in allowance required by the residential, home equity lines of credit and consumer segments and provision reduction of $0.3 million in the unallocated segment. Bank management expects the markets in which it operates will experience potential economic viability over the next one to two years and for the nine months ended September 30, 2025 has observed overall increases to both loan balances and allocation rates within the pooled loan portfolio.

Management continually monitors the risk in the loan portfolio by reviewing the monthly delinquency reports and through the Loan Review Committee. The Loan Review Committee is responsible for determining the adequacy of the ACL. This analysis involves the portfolio's experience to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria, such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources.

Deposits remain the most significant source of funds, totaling $2.78 billion, or 97.3% of funding sources at September 30, 2025. This same information at December 31, 2024 reflected $2.69 billion in deposits representing 97.2% of funding sources. Of these amounts, Fintech deposits totaled $1.10 billion and $964.1 million at September 30, 2025 and December 31, 2024, respectively. The increase in Fintech deposits is primarily attributable to increases in banking-as-a-service and digital asset deposits to $288.9 million and $79.0 million at September 30, 2025, respectively, from $208.1 million and $22.6 million at December 31, 2024, respectively. The increase in banking-as-a-service is primarily the result of on-balance sheet deposit management, while the increase in digital asset deposits was primarily due to the acquisition of a new client during the three months ended September 30, 2025. Certificates of deposit (“CDs”) have decreased to $592.4 million at September 30, 2025, compared to $834.2 million at December 31, 2024, primarily driven by a decrease of $190.4 million of brokered CDs.

Borrowings represented 2.6% of funding sources at September 30, 2025, versus 2.7% at December 31, 2024. Repurchase agreements, which are available to large corporate customers, represented 0.1% of funding sources at both September 30, 2025 and December 31, 2024.

At September 30, 2025, noninterest-bearing balances totaled $1.03 billion, compared to $941.0 million at December 31, 2024, or 37.0% and 34.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.75 billion at September 30, 2025, compared to $1.75 billion at December 31, 2024.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Deposits:
Noninterest-bearing demand	$1,027,231	$940,994
NOW	601,164	473,225
Savings and money markets	547,750	437,145
Time deposits, including CDs and IRAs	599,933	842,251
Total deposits	$2,776,078	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$589	$2,962

Average interest-bearing deposits were $1.99 billion during the three months ended September 30, 2025, compared to $1.89 billion during the same time period in 2024 and average noninterest-bearing deposits were $862.1 million during the three months ended September 30, 2025 compared to $910.8 million during the same time period in 2024.

Average interest-bearing deposits were $1.85 billion during the nine months ended September 30, 2025 compared to $1.81 billion during the same time period in 2024 and average noninterest-bearing deposits were $946.3 million during the nine months ended September 30, 2025 compared to $1.11 billion during the same time period in 2024.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $911.6 million at September 30, 2025 and $1.42 billion at December 31, 2024 and primarily represent the gaming and banking-as-a-service industries.
Along with traditional deposits, the Bank has access to both short-term borrowings from the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $492.8 million, $288.9 million and $234.6 million as of September 30, 2025, respectively, compared to $505.8 million, $208.1 million and $227.6 million as of December 31, 2024, respectively. Of the gaming deposits, $244.0 million is with our three largest gaming clients at September 30, 2025.

Capital Resources

During the nine months ended September 30, 2025, stockholders’ equity increased $22.1 million to $327.8 million. This increase primarily consists of net income of $22.7 million, stock based compensation expense of $2.9 million and other comprehensive income of $13.0 million, partially offset by the repurchase of 473,584 shares of common stock for a total of $10.0 million and cash dividends paid of $6.5 million.

During the nine months ended September 30, 2025, total assets increased $104.2 million. The equity to assets ratio increased to 10.1% at September 30, 2025 from 9.8% at December 31, 2024 due to the increase in stockholders’ equity. We paid dividends to common shareholders of $6.5 million during the nine months ended September 30, 2025 and 2024, compared to earnings of $22.7 million and $10.7 million during the nine months ended September 30, 2025 and 2024, respectively, resulting in the dividend payout ratio decreasing to 28.8% for the nine months ended September 30, 2025 from 61.7% for the nine months ended September 30, 2024.

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

The Bank's CBLR at September 30, 2025 was 11.1%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $354.8 million as of September 30, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the nine months ended September 30, 2025, cash from operating and financing activities totaled $19.0 million and $64.7 million, respectively, while cash used in investing activities totaled $101.6 million. Significant cash flows during the quarter included inflows of $102.0 million in maturities and paydowns of available-for-sale investment securities, $81.3 million related to the net change in deposits, $45.7 million in net proceeds from divestitures, $30.9 million in proceeds from sales of available-for-sale investment securities and $27.7 million in proceeds from the sale of loans. These inflows were offset by outflows of $190.8 million related to the net change in loans and $103.5 million to purchase available-for-sale investment securities.

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

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.5% for September 2025 and 3.9% for September 2024.

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

Item 4 – Controls and Procedures

As of September 30, 2025, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the shares of common stock repurchased during the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) [2]
July 1, 2025 - July 31, 2025	87,700	22.94	87,700	1,609
August 1, 2025 - August 31, 2025	71,304	22.81	71,304	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	159,004	$22.88	159,004

1 During the nine months ended September 30, 2025, all shares of common stock were repurchased pursuant to the 2025 Stock Repurchase Program, which was approved by our Board of Directors in 2025. Under the 2025 Stock Repurchase Program, we are authorized to repurchase shares of our common stock totaling up to $10 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by management and in accordance with the regulations of the Securities and Exchange Commission.
2 The 2025 Stock Repurchase Program was completed in August 2025. On October 27, 2025, we announced the authorization by our Board of Directors of a new stock repurchase program of up to $10 million of our common stock. The stock repurchase program will expire upon the expenditure of $10 million, when terminated or otherwise completed. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by MVB’s management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the stock repurchase program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	November 6, 2025	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)