Form 10-K
period 2025-12-31
MVB FINANCIAL CORP
filed 2026-03-12
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2025 of $22.53 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $262.3 million. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 11, 2026, the registrant had 12,844,813 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations, including the impact of the imposition of international trade policies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, train and retain talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	our ability to maintain a sufficient cybersecurity risk management program to monitor for and safeguard against cyberattacks or other cyber incidents against us or third parties with whom we do business;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of international trade policies and any retaliatory responses thereto, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters, including any climate-related regulatory requirements or customer and employee expectations related thereto, which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies or procedures;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;

●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC ("Paladin Fraud") and MVB Insurance, LLC. Edge Ventures wholly-owns MVB Technology, LLC and Victor Technologies, Inc. ("Victor"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian Technology, Inc. ("Trabian"). In January 2025, the Bank entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. Refer to note Note 24 – Acquisitions and Divestitures.

On September 30, 2025, we executed an asset purchase agreement to sell substantially all assets and operations of Victor to Jack Henry & Associates ("Jack Henry"). We recorded a $34.2 million pre-tax gain associated with the sale of Victor that is included in gain on divestiture activity in the consolidated statement of income. Refer to Note 24 – Acquisitions and Divestitures.

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

Trabian

Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the Company's consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian, and as such, Trabian's assets and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, we entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. As a result of the transaction, we no longer consolidate Trabian in our financial statements. Refer to Note 24 – Acquisitions and Divestitures.

Primary Market Areas and Customers

Our primary market area for CoRe banking services encompasses North Central West Virginia and Northern Virginia, where we currently operate seven full-service branches, including six in West Virginia and one in Virginia. Overall, 26.0% of the Bank's lending activity across all loan types occurs to borrowers outside of this region, mostly loans to healthcare facilities secured by commercial real estate and working capital lines of credit, as well as loans through Small Business Administration ("SBA") lending programs to borrowers across numerous industries. The Bank also engages in both residential mortgage and mortgage construction lending in regions outside of the primary market, concentrated in the North Carolina and South Carolina markets. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.1%, 3.8% and 3.5% for December 2025, 2024 and 2023, respectively.

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

The Other category consists of professional services and our Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from our Edge Ventures companies, including Victor, primarily consist of software services, offering account functionality and transactions to customers through web-based platforms. In September 2025, we sold substantially all assets and operations of Victor.

For more information about each of our reportable segments, refer to Note 22 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2025, the Bank had $1.71 billion outstanding in commercial loans, including commercial and industrial, commercial real estate and construction loans. These loans represented 72.9% of the total aggregate loan portfolio as of that date.

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

Residential Mortgage Loans

At December 31, 2025, the Bank had $609.1 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 26.0% of total loans outstanding.

The Bank generally requires that a residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one- to ten-year adjustable rate, fully amortizing to maturity mortgages. The Bank also originates fixed-rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. The Bank obtains full appraisals from licensed appraisers for the majority of loans secured by real estate. In addition, the Bank purchases residential real estate loans from ICM, a residential mortgage lending company, and Warp Speed, a holding company whose subsidiaries are focused on residential and commercial loan origination and servicing.

Lenders generally consider residential construction financing to involve a higher risk of loss than long-term financing on improved, occupied real estate. The risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the construction cost estimate proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. With respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2025, residential mortgage construction loans to individuals totaled $47.0 million with an average remaining life of three months. These loans are generally refinanced to a permanent loan upon completion of the construction.

Consumer Loans

At December 31, 2025, the Bank had $25.6 million of consumer loans, including installment loans and personal lines of credit, representing 1.1% of total loans outstanding. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk for consumer loans is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Competition

Our business experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rates, loan terms and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions, as well as from insurance companies and brokerage firms. Competition for deposits also comes from other Fintech-focused banks and neobanks, which are online-only financial institutions. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office locations, technology offerings and overall financial condition.

Fintech companies also compete with us directly and in partnership with other banks and financial services providers in lending, deposits, contactless payment cards, digital wallets and mobile payments solutions, installment or other buy now pay later methods, real-time payment systems, peer-to-peer payments, card readers and other point of sale technologies, tools that simplify merchant payments and other markets. We believe that our approach of integrating banking services with technology provides flexibility, which enables the Bank to offer an array of banking products and services. ICM and Warp Speed also face significant competition from traditional financial institutions, Fintech-focused banks, neobanks and other national and local mortgage banking operations.

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

Human Capital Resources

As of December 31, 2025, we employed 403 team members. We seek to attract, retain and develop the most talented team members possible, regardless of location, by promoting a strong, positive culture, offering competitive compensation, maintaining a safe and healthy workplace, investing in training and education and emphasizing open communication with management.

Culture & EEO

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

Our goal is to create and sustain a visible commitment to equal opportunity in employment that is recognizable to current and future team members, clients and partners. We believe leveraging differences in thoughts, experiences, backgrounds and perspectives drives team member engagement, innovation and financial success.

We established a Workplace Culture Team Member Resource Group, composed of company volunteers across the organization. We believe educating our team members about events and subjects related to diversity, equity and inclusion creates a more inclusive culture, enables leaders across the organization to develop diverse teams and fosters collaboration and innovation.

Total Rewards

To attract and retain team members, we consistently assess the labor market and seek to improve our benefit and compensation programs. We offer a competitive salary structure with short- and long-term performance incentives. We designed our total compensation programs to promote the interests of our team members and shareholders, while enabling us to attract and retain top-quality executive talent.

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

Team Members Learning and Development

We remain committed to education and development for our team members. Through a well-structured new team member orientation, coupled with our cultural mindset training, we equip employees with the knowledge, confidence and growth mindset needed to seamlessly integrate into our culture. This culture includes remote work, which has created additional opportunities for virtual and online learning. In 2025, we assigned team members position-specific curricula designed to support ongoing compliance requirements and development within their individual positions. This training also included 18 custom training videos, which were assigned a combined total of approximately 1,300 times. Team members experience on-the-job training, as well as other company-organized opportunities. We held 53 internal learning events in 2025 that provided 89 total hours, or an average of 1.7 hours per week, of learning opportunities facilitated by our Learning & Development team. Additionally, we have built an up-to-date archive of On Demand learning content where team members utilized 635 hours of learning resources.

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

We also offer team member education assistance and tuition reimbursement programs. The education assistance program provides support to team members wanting to acquire training outside of company-provided support of their position and/or annual certification requirements. Tracking these requests allows us to have visibility into the interests of team members. The tuition reimbursement program provides support to team members who wish to further their education with accredited institutions. In 2025, 38 team members participated in education assistance, while five team members were approved for the tuition reimbursement program.

Communication, Recognition and Engagement

We believe it is important to provide our team members with open communication with management and the Board of Directors. Our internal communication structure includes various opportunities for team members to interact with our Chief Executive Officer and other members of the executive leadership team members, including periodic all-hands town hall meetings. At the meetings, our Chief Executive Officer and executive leadership team members present informational topics in sessions open to all team members. Additionally, key members of management are provided the opportunity to engage with the Board of Directors through periodic board committee meetings.

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

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described herein. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. It is anticipated that the current administration may undertake a comprehensive review of a full range of bank regulatory laws and regulations. It is not clear that such a review will take place and, if it occurs, what the results will be. The likelihood and timing of any changes and the impact such changes may have on us or the Bank is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business, financial condition or results of operations.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") amended provisions of the Dodd-Frank Act and eased regulations on all but the largest banks. These modifications, among other changes, include: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminating the requirement for appraisals for certain real estate transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered deposit regulations; (v) raising eligibility for the 18-month exam cycle from banks with $1 billion in assets to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio

(tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements otherwise applicable to such bank. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions, such as not engaging in significant non-banking activities.

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

From time to time, both state and federal regulators turn their attention to certain specific targeted areas of potential regulatory reform. For example, during the liquidity crisis that occurred in the spring of 2023 with respect to the regional bank sector, there was considerable discussion at the federal level regarding the potential for reform of the level and features of FDIC insurance coverage. Increased attention may occur with respect to capital levels and credit quality due to the potential disruption in the credit markets relating to loans secured by office properties, which are expected to come under increasing stress in the near and mid-term. It is unclear whether the anticipated stress described above will actually occur or the effort that it might have on us or the Bank, if any. The re-election of President Trump could also bring about a shift in the laws of state and federal banking regulatory agencies, depending upon the priorities of the Trump administration and the reactions, if any, of state regulatory agencies to the shifts in focus at the federal bank regulatory agencies. It is unclear how any such shifts might affect the banking industry generally or us or the Bank in particular.

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

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires, among other conditions, that the parent bank be well managed and have at least a satisfactory Community Reinvestment Act rating, and that the parent bank and all of its bank affiliates must be well capitalized.

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

Federal Securities Regulation

We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. We are subject to the Sarbanes-Oxley Act of 2002, which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the United States public markets. We are generally subject to these requirements and applicable SEC rules and regulations.

Acquisitions

The BHCA, the Bank Merger Act, the Change in Bank Control Act (the “CIBCA”), West Virginia banking law, and other federal and state statutes regulate investments in and acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC (in the case of a state chartered non-member bank) or other appropriate bank regulatory authority in other instances is required for a bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. Under the CIBCA, a filing with the Federal Reserve Board is required under certain circumstances if an investor acquires more than 9.9% of any class of voting securities of a state member bank or a bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial strength of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (refer to the section captioned Community Reinvestment Act included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities and other financial crimes.

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

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institution regulations has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act contains anti-money laundering measures affecting insured depository institutions and their affiliates, broker-dealers and certain other financial institutions. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of transactions, including suspicious transactions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which grants the Secretary of the United States Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The United States Treasury has issued a number of regulations to implement the Patriot Act under this authority requiring financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution, including imposing substantial money penalties and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, and December 31, 2025, we and the Bank are below these thresholds and thus exempt from the Volcker Rule.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

We have policies and procedures in place to establish internal capital levels and to monitor and stress-test such levels on a regular basis to ensure we remain above regulatory capital requirements. The Bank's CBLR at December 31, 2025 was 11.1%.

In November 2025, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC requested comment on a notice of proposed rulemaking that would relieve regulatory burden on certain qualifying community banks by revising the federal banking agencies' CBLR framework to lower the CBLR requirement from greater than 9% to greater than 8%. The proposal also would extend the length of the CBLR framework "grace period" from two quarters to four quarters, which allows qualifying community banks that have elected to use the CBLR framework to continue to use the CBLR framework if they cease to comply with the qualifying criteria.

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

As noted above, the EGRRCPA eliminated these risk-based capital requirements for banks with less than $10 billion in assets who elect to follow the CBLR. As of December 31, 2025, the Bank had total assets of $3.3 billion and has elected to follow the CBLR framework.

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

Deposit Insurance

The Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an insured depository institution based on an assessment rate calculator, which is based on a number of elements to measure the risk each insured depository institution poses to the FDIC insurance fund. The assessment rate is applied to total average assets, less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. In conjunction with the Amended Restoration Plan, the FDIC Board increased deposit insurance assessment rates for all insured depository institutions, effective the first quarterly assessment period of 2023. The increased assessment rates were effective for 2024 and 2025.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2025, the Bank held capital stock of FHLB in the amount of $2.1 million.

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

The CFPB is a federal agency responsible for implementing federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority does not apply to us or the Bank. As the Bank’s principal federal regulator, the FDIC has examination and enforcement authority over the Bank.

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
Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicated that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicated that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties and also could be subject to potential litigation from our customers and the Bank's customers and others who are harmed by a cyberattack against us or the Bank.

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

New rules promulgated by the SEC in the summer of 2023 require us, as an Exchange Act reporting company, (i) to report to the SEC on an accelerated basis (i.e., within four business days) any "cybersecurity incident" which is deemed material, unless certain exceptions apply, and (ii) to disclose our process for assessing, identifying and maintaining material cybersecurity risks and threats. Our responses to any such incidents are monitored by the Audit Committee of the Board of Directors.

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

Risks Related to Economic and Market Conditions

Disruption or volatility in general business or economic conditions in the markets in which we operate, including elevated levels of inflation and fluctuations in interest rates, could adversely impact our business, financial condition and results of operations.

Our business and overall financial performance is highly dependent upon the U.S. economy and strength of its financial markets, including inflation and interest rates. Difficult economic and market conditions could adversely affect our business, results of operations and financial condition.

The Federal Reserve utilizes benchmark interest rates to manage inflationary pressures within the economy. Elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, as interest rates rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio becomes negatively impacted. While the Federal Reserve reduced benchmark interest rates in 2025, it may decide to raise benchmark interest rates in 2026, as it did multiple times in 2022 and 2023, in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of elevated inflationary periods cannot be estimated with precision.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

Throughout 2023, certain banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. Following the 2023 bank failures, the FDIC published new rules regarding uninsured deposits and has increased regulatory scrutiny in the financial industry. Bank failures have led the U.S. Treasury Secretary, the FDIC and the Federal Reserve to invoke the systemic risk exception to the least-cost resolution requirement under the FDIC to guarantee uninsured deposits of the failed banks. The systemic bank exception can only be invoked for financial market risks that pose a threat to financial stability. The FDIC may impose a special assessment on insured depository institutions to recover the loss to the failed bank resulting from the use of the systemic risk exception to protect the uninsured depositors. The potential impact of a special assessment to us could increase noninterest expense for that quarter. These market events could materially adversely affect our business.

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

Unlike larger national or other regional banks that are more geographically diversified, we provide direct lending and deposit banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Moreover, 45.1% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, the imposition of tariffs or other trade policies, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreaks of any epidemics or pandemics, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, 79.9% of our total loans are real estate interests (residential and non-residential, including both owner-occupied and investment real estate and construction and land development), mainly concentrated in the West Virginia, Virginia, Maryland, North Carolina and South Carolina markets. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. Emerging and evolving factors, such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences and changes in occupancy rates as a result of these and other trends can also impact commercial real estate valuations over relatively short periods. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any nonperforming or defaulted loans, our earnings and capital could be adversely affected.

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

Climate change exposes us to physical risk as its effects may lead to more frequent and extreme shifts in weather patterns and more extreme weather events that could damage, destroy or otherwise impact the value or productivity of our properties and other assets, reduce the availability of insurance to cover losses and/or disrupt our operations through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Furthermore, banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Our reputation and ability to maintain client relationships and attract and retain employees may depend on the sufficiency of our policies, practices and disclosures related to climate change, including our direct or indirect involvement in certain industries and any voluntary steps we may take to mitigate our impact on climate change.

Risks Related to Our Business

Our non-residential real estate loans expose us to greater risks of non-payment and loss than residential mortgage loans, which may cause us to increase our allowance for credit losses, which would reduce net income.

At December 31, 2025, $1.73 billion, or 74.0%, of our loan portfolio consisted of non-residential real estate and other non-residential loans. Non-residential real estate and other non-residential loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for credit losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of our non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

We have made significant investments in ICM and Warp Speed. The profitability of ICM and Warp Speed depend in large part upon their ability to originate a high volume of loans and to sell them in the secondary market. Thus, they are dependent upon the existence of an active secondary market and their ability to sell loans into that market. Volatile interest rate environments could increase this risk initially.

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

In recent years, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board raised certain benchmark interest rates in an effort to combat inflation in both 2022 and 2023. While the Federal Reserve Board reduced benchmark interest rates in 2025, they may decide to rise benchmark interest rates in 2026 in an effort to curb the upward inflationary pressure on the cost of goods and services in the U.S. Resumption of increases in market interest rates could have an adverse effect on our net interest income and profitability. Although by changing interest rates, the Federal Reserve acted with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions which would disrupt the financial systems, also known as “shocks,” the continuing impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity and the availability of credit. Financial instruments do not respond in a parallel fashion to rising or falling interest rates. Given the interconnectedness of the global financial system, these vulnerabilities could impact our business operations and financial condition. Furthermore, any asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates could have an adverse effect on our results of operations. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Our gaming initiative has contributed significantly to our deposits and creates concentration risk in our deposit base.

Our gaming initiative has contributed significantly to our deposits and has allowed us to generate attractive returns on lower risk assets through increased investments in securities and loan growth. On-balance sheet gaming deposits totaled $184.3 million as of December 31, 2025, compared to $227.6 million as of December 31, 2024. Off-balance sheet gaming deposits totaled $104.0 million as of December 31, 2025, compared to $221.0 million as of December 31, 2024. Of the gaming deposits, $137.0 million can be attributed to our three largest clients at December 31, 2025. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our gaming customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our gaming deposit base, our deposit balances may still decrease if our gaming customers are offered more attractive returns from our competitors. If our gaming customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly, without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than we can. Additionally, we increasingly compete for talent in and outside of the financial services industry. While our remote work opportunities allow us to hire outside of our traditional footprint, it also increases competition. These factors may constrain our ability to hire or retain a sufficient number of qualified employees, which could impact our ability to serve our customers and clients.

Our ability to compete successfully depends on a number of factors, including, among other things:

●	Ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe sound assets;
●	Ability to attract or retain senior management or other key customer-facing personnel;
●	Ability to expand our market position;
●	Scope, relevance and pricing of products and services offered to meet customer needs and demands;
●	Rate at which we introduce new products and services relative to our competitors;
●	Customer satisfaction with our level of service; and
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2025, we had $1.2 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2025 our equity method investment ICM also had $15.3 million of goodwill. A future write-down of goodwill at ICM could have an adverse effect on our results of operations based on our proportionate share of equity method investment income.

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

For example, we are involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments and depositor relationships in the Fintech industry. As Fintech technologies become more widely available, we expect the services and products associated with them to evolve. Our evolving business and product diversification initiatives implemented to effectively compete and stay current with the industry may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Additionally, the Bank is or may be engaged in relationships with clients in the payments, digital assets, digital savings, crowdfunding, lottery and gaming industries and any change in regulations could impact us from both an operational and regulatory perspective.

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

We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Additionally, we may from time to time dispose of certain of our assets or businesses. For example, in January 2025, the Bank sold its interest in Trabian and, in September 2025, we sold substantially all assets and operations of Victor. Acquiring other banks, businesses or branches or disposing of certain assets or businesses involves various risks commonly associated with acquisitions and dispositions, including, among other things:

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

Any significant restriction or disruption of our ability to obtain funding from these or other sources could negatively affect our ability to satisfy our current and future financial obligations, which could materially affect our financial condition.

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

Consumers may decide not to use banks to complete their financial transactions, or may deposit funds electronically with banks that have no branches within our market area, which could affect net income.

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

Our ability to compete effectively, to attract and retain customers and employees and to grow our business is dependent on maintaining our reputation and having the trust of our customers and employees. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to business.

To an increasing extent, financial services companies, including us, may face criticism for engaging in business with specific customers or with customers in particular industries or originating in certain foreign countries where the U.S. faces heightened geopolitical tensions, or where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety or society at large. Criticism can come in many forms, including for providing banking services to companies engaged in, for example, the gaming industry. Many of these issues are divisive without broad agreement as to the appropriate steps a company should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address concerns or by others as having inappropriately yielded to pressures. This pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Additionally, federal bank regulators are increasingly focused on the risks related to bank and Fintech partnerships, raising concerns regarding risk management, oversight, internal controls, information security and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against other banks that have allegedly not adequately addressed these concerns while growing their banking-as-a-service offerings, as well as by a request for information by the federal banking regulators on bank-Fintech arrangements. Accordingly, we may face additional regulatory scrutiny with respect to the Fintech portion of our business. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, and including regulatory and policy changes as a result of the current U.S. administration, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, cause us to exit certain lines of business and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. We are also subject to the risk of a federal government shutdown, such as the temporary shutdown that occurred in October 2025. Any such shutdown could impact our ability to make required filings and finance-related disclosures and our ability to access the public markets and obtain necessary capital to fund operations. Any such shutdown initiated by the government is difficult to predict and may be outside of our control. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We are a financial holding company and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders is derived primarily from dividends paid by the Bank. As a result, our ability to receive dividends or loans from the Bank is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by us or the Bank that would constitute an unsafe or unsound practice. Refer to the sections captioned Supervision and Regulation – Limit on Dividends included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

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

●	actual or anticipated variations in quarterly results of operations;
●	sustainable core earnings;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry, including uncertainty in the financial markets as a result of the current U.S. administration;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions, such as acts or threats of terrorism or military conflicts, including geopolitical tensions or conflict that may arise as a result of the current U.S. administration.

General market fluctuations, including real or anticipated changes in the strength of the economies we serve; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions and uncertainty in market conditions or broader economic changes because of the current administration's policies; interest rate changes, crude oil price volatility or credit loss trends could also cause our stock price to decrease, regardless of operating results.

Our ability to pay dividends is not certain and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be shareholders' sole opportunity for gains on their investment for the foreseeable future.

Our ability to pay dividends in the future is not certain. Any future determination relating to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if, declared by the Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, refer to the section captioned Supervision and Regulation – Limit on Dividends in Item 1 – Business included elsewhere in this report.

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

Management has identified certain accounting policies as critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for credit losses, if actual losses are more than the amount reserved. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. Refer to the section captioned Allowance for Credit Losses in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity threats are inherent in the banking and financial services industry. To safeguard our customers' sensitive data, financial transactions, information systems and information assets, we have established a comprehensive cybersecurity risk management program that is part of our enterprise risk management strategy. Our risk management team oversees the program and regularly collaborates with our information security function, led by our Chief Information Security Officer ("CISO"), to gather insights for identifying, assessing and managing cybersecurity threat risks, their severity and potential mitigations.

As part of our strategy, we also leverage reputable third-party service providers to implement and maintain processes and controls to manage identified risks. We perform rigorous due diligence before onboarding and engage in ongoing monitoring of all third parties with access to our information assets to ensure such parties maintain adequate security controls. Our security practices also include continuous threat monitoring and detection services, as well as vulnerability and patch management process, to ensure systems are hardened to further protect our critical information assets.

Furthermore, we are consistently broadening our scope of training and awareness practices to alleviate potential risks associated with human error, including mandatory computer-based training, internal communications and frequent phishing awareness campaigns.

Apart from the measures implemented to decrease the possibility of a material cyberattack being successful, we have created clear incident response protocols to deal with any cyber events that may arise. Our program provides for the coordination of different corporate functions and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan includes processes to triage, assess severity, escalate, contain, investigate and remediate any incidents. Testing, training and exercising of our incident response capabilities are reviewed and periodically tested to continuously improve these practices. We also have processes to evaluate potential disclosure, comply with applicable legal obligations and mitigate reputational damage.

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

The Risk & Compliance Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity risk management program through direct interaction with the CISO and provides periodic updates regarding cybersecurity risks and the cybersecurity risk management program to the full Board of Directors. Our CISO has significant experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing compliance environments.

ITEM 2. PROPERTIES

We lease our main office located at 301 Virginia Avenue in Fairmont, WV. Our subsidiaries lease various other offices in the counties and cities in which they operate. As of December 31, 2025, we operated seven full-service banking branches for our CoRe banking reportable segment in the locations further described in Item 1 – Business included elsewhere in this report, all of which are leased.

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

As of March 11, 2026, we had 765 stockholders of record.

In each of 2025, 2024 and 2023, we paid annual dividends totaling $0.68 per share and currently expect that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2020 and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$200
$175
$150
$125
$100
$75
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
MVB Financial Corp.	$100.00	$185.35	$102.36	$107.74	$102.54	$128.16
KBW Bank Index	100.00	135.04	103.00	98.07	130.19	167.68
Russell 2000	100.00	113.69	89.18	102.64	112.92	125.67

Equity Compensation Plan Information

Information about our equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarized the shares of common stock repurchased during the three months ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) [1]
October 1, 2025 - October 31, 2025	—	$—	—	10,000
November 1, 2025 - November 30, 2025	5,485	26.05	5,485	9,857
December 1, 2025 - December 31, 2025	—	—	—	9,857
Total	5,485	$26.05	5,485
1 On October 27, 2025, we announced the authorization by the Board of Directors of a new stock repurchase program of up to $10 million of our common stock. The stock repurchase program will expire upon the expenditure of $10 million, when terminated or otherwise completed. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by MVB’s management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the stock repurchase program will depend on a variety of factors including price, trading volume, market conditions and corporate and regulatory requirements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is necessary to understand our financial condition, results of operations and cash flows for the year ended December 31, 2025 as compared to 2024. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2023 to 2024 may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025. Further, we encourage you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. The Federal Reserve lowered its key interest rate to a range of 3.50% to 3.75% in December 2025. Higher loan balances primarily reflect the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Financial Results

Net interest income declined $1.8 million to $107.4 million, noninterest income increased $17.4 million to $60.3 million and noninterest expense declined $0.1 million to $122.1 million during 2025 compared to 2024. Our tax-equivalent yield on earning assets was 5.95% in 2025, compared to 6.22% in 2024. Total loans increased $243.0 million to $2.34 billion as of December 31, 2025 from $2.10 billion as of December 31, 2024. Our overall cost of interest-bearing liabilities was 3.43% in 2025 compared to 4.07% in 2024. Despite the decline in the cost of interest-bearing liabilities outpacing the decline in the earning assets yield, the shift in the mix of earning assets and the increase in interest-bearing liabilities resulted in our tax-equivalent net interest margin declining to 3.65% during the year ended December 31, 2025 from 3.67% during the year ended December 31, 2024.

Net income available to common shareholders in 2025 totaled $26.9 million, compared to $20.1 million in 2024, an increase of $6.8 million. Earnings for 2025 equated to a return on average assets of 0.8% and a return on average equity of 8.7%, compared to 2024 results of 0.6% and 6.9%, respectively. Basic and diluted earnings per share were $2.11 and $2.06, respectively, in 2025 compared to $1.56 and $1.53, respectively, in 2024.

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

Average Balances and Analysis of Net Interest Income

	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$387,985	$16,340	4.21%	$422,165	$21,814	5.17%	$414,466	$21,043	5.08%
Investment securities:
Taxable	315,936	12,618	3.99	261,986	7,693	2.94	221,395	5,576	2.52
Tax-exempt [1]	86,231	3,052	3.54	104,765	3,287	3.14	116,680	4,347	3.73
Loans and loans held-for-sale: [2]
Commercial	1,573,561	116,248	7.39	1,570,284	122,839	7.82	1,621,299	124,078	7.65
Tax-exempt [1]	2,632	117	4.45	3,175	139	4.38	3,732	163	4.37
Real estate	527,951	22,737	4.31	564,633	25,474	4.51	591,157	24,764	4.19
Consumer	64,840	4,878	7.52	70,943	5,314	7.49	108,988	10,793	9.90
Total loans	2,168,984	143,980	6.64	2,209,035	153,766	6.96	2,325,176	159,798	6.87
Total earning assets	2,959,136	175,990	5.95	2,997,951	186,560	6.22	3,077,717	190,764	6.20
Allowance for credit losses	(20,947)			(22,108)			(29,746)
Cash and due from banks	9,472			5,246			6,659
Other assets	309,450			302,304			302,036
Total assets	$3,257,111			$3,283,393			$3,356,666

Liabilities
Deposits:
NOW	$687,351	$19,463	2.83%	$521,337	$17,587	3.37%	$697,266	$19,851	2.85%
Money market checking	416,336	10,457	2.51	396,881	12,770	3.22	504,730	10,352	2.05
Savings	128,233	3,898	3.04	115,270	3,756	3.26	76,908	1,871	2.43
IRAs	7,487	282	3.77	7,990	338	4.23	6,662	194	2.91
CDs	664,472	30,394	4.57	760,714	38,654	5.08	576,726	29,392	5.10
Repurchase agreements	3,427	66	1.93	3,477	44	1.27	5,662	1	0.02
FHLB and other borrowings	1,300	59	4.54	25	2	6.46	17,542	889	5.07
Senior term loan [3]	—	—	—	2,355	264	11.21	9,007	766	8.50
Subordinated debt	73,922	3,296	4.46	73,667	3,229	4.38	73,415	3,219	4.38
Total interest-bearing liabilities	1,982,528	67,915	3.43	1,881,716	76,644	4.07	1,967,918	66,535	3.38
Noninterest-bearing demand deposits	915,744			1,071,900			1,074,292
Other liabilities	48,764			37,683			40,435
Total liabilities	2,947,036			2,991,299			3,082,645

Stockholders’ equity
Common stock	13,865			13,738			13,541
Additional paid-in capital	166,424			162,811			159,523
Treasury stock	(21,854)			(16,741)			(16,741)
Retained earnings	176,329			161,181			154,041
Accumulated other comprehensive loss	(24,698)			(28,821)			(36,419)
Total stockholders' equity attributable to parent	310,066			292,168			273,945
Noncontrolling interest	9			(74)			76
Total stockholders' equity	310,075			292,094			274,021
Total liabilities and stockholders’ equity	$3,257,111			$3,283,393			$3,356,666

Net interest spread (tax-equivalent)			2.52%			2.15%			2.82%
Net interest income and margin (tax-equivalent) [1]		$108,075	3.65%		$109,916	3.67%		$124,229	4.04%
Less: Tax-equivalent adjustments		(667)			(718)			(946)
Net interest spread			2.49%			2.13%			2.79%
Net interest income and margin		$107,408	3.63%		$109,198	3.64%		$123,283	4.01%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the years ended December 31, 2025, 2024 and 2023, which is a non-U.S. GAAP financial measure. Refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024 and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net interest margin - U.S. GAAP basis
Net interest income	$107,408	$109,198	$123,283
Average interest-earning assets	2,959,136	2,997,951	3,077,717
Net interest margin	3.63%	3.64%	4.01%

Net interest margin - non-U.S. GAAP basis
Net interest income	$107,408	$109,198	$123,283
Plus: Impact of fully tax-equivalent adjustment	667	718	946
Net interest income on a fully-tax equivalent basis	$108,075	$109,916	$124,229
Average interest-earning assets	$2,959,136	$2,997,951	$3,077,717
Net interest margin on a fully tax-equivalent basis	3.65%	3.67%	4.04%

Rate Volume Calculation

The year over year change in rates and change in volume from 2024 to 2025 was as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Total Change
Earning Assets
Loans:
Commercial	$260	$(6,851)	$(6,591)
Tax-exempt	(24)	2	(22)
Real estate	(1,627)	(1,110)	(2,737)
Consumer	(457)	21	(436)
Investment securities:
Taxable	1,804	3,121	4,925
Tax-exempt	(839)	604	(235)
Interest-bearing deposits in banks	(1,663)	(3,811)	(5,474)
Total earning assets	$(2,546)	$(8,024)	$(10,570)

Interest-bearing liabilities
Negotiable order of withdrawal	$3,778	$(1,902)	$1,876
Money market checking	661	(2,974)	(2,313)
Savings	355	(213)	142
IRAs	(20)	(36)	(56)
CDs	(4,604)	(3,656)	(8,260)
Repurchase agreements	(1)	23	22
FHLB and other borrowings	57	—	57
Senior term loan	(132)	(132)	(264)
Subordinated debt	11	56	67
Total interest-bearing liabilities	105	(8,834)	(8,729)
Total	$(2,651)	$810	$(1,841)

Key Metrics

	Year ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Book value per common share	$26.26	$23.61
Tangible book value per common share [1]	$26.17	$23.37
Efficiency ratio [1,2]	72.8%	80.4%
Overhead ratio [1,3]	3.7%	3.7%
Net loan charge-offs to total loans receivable [4]	0.26%	0.20%
Allowance for credit losses to total loans receivable	0.93%	0.94%
Nonperforming loans	$30,655	$24,607
Nonperforming loans to total loans receivable	1.3%	1.2%
Equity to assets	10.1%	9.8%
Community Bank Leverage Ratio	11.1%	11.2%
1 Non-U.S. GAAP metric
2 Noninterest expense as a percentage of net interest income and noninterest income
3 Noninterest expense as a percentage of average assets
4 Charge-offs, less recoveries

Tangible book value ("TBV") per common share was $26.17 and $23.37 as of December 31, 2025 and 2024, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
Goodwill	$1,200	$2,838
Intangibles	—	262
Total intangibles	$1,200	$3,100

Total equity attributable to parent	$333,968	$305,679
Less: Total intangibles	(1,200)	(3,100)
Tangible common equity	$332,768	$302,579

Tangible common equity	$332,768	$302,579
Common shares outstanding (000s)	12,716	12,945
Tangible book value per common share	$26.17	$23.37

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue generated by our balance sheet. Net interest margin on a tax-equivalent basis was 3.65% and 3.67% in 2025 and 2024, respectively.

During 2025, the Federal Reserve lowered its key interest rate from a range of 4.25% to 4.50% as of December 31, 2024 to a range of 3.50% to 3.75% as of December 31, 2025. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. Net interest spread on a tax-equivalent basis was 2.52% in 2025 compared to 2.15% in 2024. The difference between the net interest margin on a tax-equivalent basis and net interest spread on a tax-equivalent basis was 113 basis points in 2025 compared to 152 basis points in 2024. This was driven by the 64 basis point decline in the cost of interest-bearing liabilities outpacing the 27 basis point decline in yield on earning assets.

During 2025, net interest income declined $1.8 million, or 1.6%, and total interest income declined $10.5 million, or 5.7%. These declines were primarily driven by a $40.1 million decline in average total loans and a $34.2 million decline in average interest-bearing deposits with banks as compared to 2024. The $40.1 million decline in average total loans during 2025 reflects declines of $36.7 million in average real estate loans and $6.1 million in average consumer loans, partially offset by a $3.3 million increase in average commercial loans. The yield on total loans declined 32 basis points during 2025.

Average investment securities increased $35.4 million, or 9.7%, in 2025 as the result of a $54.0 million increase in taxable investments, partially offset by an $18.5 million decline in tax-exempt investments. The yield increased 105 basis points on taxable securities and increased 40 basis points on tax-exempt securities.

Average interest-bearing liabilities increased $100.8 million, or 5.4%, in 2025, primarily as a result of increases of $166.0 million in average NOW accounts, $19.5 million in average money market checking accounts and $13.0 million in savings accounts, partially offset by a decline of $96.2 million in average certificates of deposit.

Total interest expense declined $8.7 million, primarily due to an $8.6 million decline in deposit interest expense. The result was a 64 basis point decline in the cost of interest-bearing liabilities, from 4.07% in 2024 to 3.43% in 2025. This decline is primarily the result of a 67 basis point decline in the cost of deposits, reflecting a shift in the mix of average deposits driven by the highly-competitive deposit environment, as well as decreasing interest rates. There was also a decline in the cost of funds related to the senior term loan that was repaid in May 2024. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

Provision for credit losses was $8.7 million and $3.5 million in 2025 and 2024, respectively. The provision for credit losses, which is a product of management's analysis, is recorded in response to forecasted losses over the remaining life of the loan and available-for-sale investment security portfolios. Further discussion on the provision for credit losses is included in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. The increase in provision for credit losses is primarily the result of the level of recognized charge-offs within the portfolio, which was compounded by increases to the outstanding balances of the commercial loan portfolio, partially offset by decreases in the residential loan segment.

Total loan receivable balances increased $243.0 million in 2025, compared to a decline of $217.5 million in 2024. The commercial loan portfolio increased by $292.5 million in 2025, compared to a decline of $184.8 million in 2024, while the consumer loan portfolio increased by $7.0 million in 2025, compared to a decline of $8.8 million in 2024. Additionally, the residential mortgage loan portfolio declined by $51.6 million and $21.8 million in 2025 and 2024, respectively. Net charge-offs in 2025 totaled $5.6 million, in comparison to net charge-offs of $4.4 million in 2024. Lastly, the provision for credit losses was impacted by a $0.9 million decline in the specific credit loss allocations in 2025, relative to a $0.6 million decline in provision for such loan losses in 2024.

Noninterest Income

Payment card and service charge income, equity method investment income or loss, investments portfolio gains or losses and gains or losses on acquisition and divestiture activity generally account for the majority of our noninterest income. Total noninterest income for 2025, 2024 and 2023 was $60.3 million, $42.9 million and $19.7 million, respectively.

The increase in noninterest income for 2025 compared to 2024 was primarily the result of a $34.2 million gain on divestiture activity from the sale of Victor, a $6.7 million increase in equity method investment income from our mortgage segment and a $2.5 million increase in holding gains on equity securities. For more information regarding the sale of Victor, refer to Note 24 – Acquisitions and Divestitures accompanying the consolidated financial statements included elsewhere in this report. These increases were partially offset by the $11.7 million gain on sale of assets in 2024 related to the sale-leaseback transaction, a $7.6 million net loss on the sale of available-for-sale investment securities in 2025 associated with our previously disclosed investment portfolio restructuring, a $4.1 million decline in compliance and consulting income and a $2.3 million decline in other operating income.

Noninterest Expense

Noninterest expense was $122.1 million and $122.2 million in 2025 and 2024, respectively. The decline of noninterest expense relative to the year ended December 31, 2024 primarily reflects declines of $6.2 million in professional fees and $1.3 million in equipment depreciation and maintenance, offset by increase of $3.0 million in salaries and employee benefits, $2.4 million in other operating expenses, $1.3 million in software costs and $1.2 million in occupancy expense.

Approximately, 58% and 56% of noninterest expense for 2025 and 2024, respectively, related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to services organizations.

Discontinued Operations

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance) for total consideration of $14.4 million in the form of a loan issued to the buyer, resulting in a gain on sale of $11.8 million. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60-day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser for Chartwell to continue to provide services and support for three years following the sale. We paid $3.9 million and $2.5 million in fees related to this contract during the years ended December 31, 2024 and 2023, respectively. The fees paid related to this contract were not material for the year ended December 31, 2025.

Income Taxes

We incurred income tax expense of $9.9 million and $6.1 million in 2025 and 2024, respectively. Our effective tax rate was 26.9% and 23.2% in 2025 and 2024, respectively. Our effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent differences relate to income tax credits and executive compensation. Other permanent differences arise from interest income on municipal bonds and bank owned life insurance. For 2025, we expect to file tax returns in 29 states.

Return on Assets and Equity

Assets

Our return on average assets was 0.8% in 2025, compared to 0.6% in 2024. The increase in 2025 is a result of a $6.8 million, or 34.1%, increase in earnings and a $26.3 million, or 0.8%, decline in average total assets as compared to 2024. The decline in average total assets was primarily the result of a $40.1 million, or 1.8%, decline in average total loans and a $34.2 million, or 8.1%, decline in average interest-bearing deposits with banks, partially offset by an increase of $35.4 million, or 9.7%, in average investment securities.

Equity

Our return on average stockholders’ equity was 8.7% in 2025, compared to 6.9% in 2024. The increase in 2025 is a result of an $6.8 million, or 34.1%, increase in earnings, partially offset by a $17.9 million, or 6.1%, increase in average equity to $310.1 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $244.1 million at December 31, 2025, compared to $317.9 million at December 31, 2024. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities totaled $461.2 million at December 31, 2025, compared to $453.5 million at December 31, 2024.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2025	2024
Available-for-sale securities:
United States government agency securities	$22,054	$39,846
United States sponsored mortgage-backed securities	289,493	147,580
United States treasury securities	4,985	103,975
Municipal securities	56,459	102,140
Corporate debt securities	30,019	9,918
Other debt securities	7,500	7,500
Total investment securities available-for-sale	$410,510	$410,959

Equity securities	$50,643	$42,583

At December 31, 2025, all investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2025, the amortized cost of available-for-sale investment securities totaled $426.1 million, resulting in a net unrealized loss in the investment portfolio of $15.6 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments. Declines in the fair values of these securities can be attributed to general market conditions, rather than credit-related conditions. The municipal securities continue to give us the ability to pledge and to decrease the effective tax rate.

At December 31, 2025, equity securities primarily consist of our Fintech investment portfolio and are comprised of investments in 11 companies with a carrying value of $41.3 million. Investments in our top four equity securities represented $37.6 million, or 91.1%, of our total Fintech investment portfolio at December 31, 2025. The Fintech equity securities do not have readily determinable fair values and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2025:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$—	—%	$1,154	1.55%	$7,025	3.02%	$16,321	3.47%	$24,500	$22,054
United States sponsored mortgage-backed securities	—	—	1,862	4.76	13,183	4.02	280,913	4.65	295,958	289,493
United States treasury securities	4,998	0.79	—	—	—	—	—	—	4,998	4,985
Municipal securities	—	—	1,602	3.22	5,093	2.50	56,510	3.35	63,205	56,459
Corporate debt securities	749	7.01	17,106	7.58	9,836	7.34	2,250	7.38	29,941	30,019
Other debt securities	—	—	—	—	7,500	—	—	—	7,500	7,500
Total	$5,747	1.60%	$21,724	6.70%	$42,637	3.73%	$355,994	4.41%	$426,102	$410,510

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

Loans

Our primary market areas are North Central West Virginia, Northern Virginia, Maryland, North Carolina and South Carolina. Our loan portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, home equity lines of credit and consumer lending. Loans receivable totaled $2.34 billion as of December 31, 2025, an increase of $243.0 million from $2.10 billion as of December 31, 2024.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2025	2024
Business	$686,245	$668,458
Real estate	906,336	632,898
Acquisition, development and construction	116,784	115,500
Commercial	$1,709,365	$1,416,856
Residential	599,094	650,708
Home equity lines of credit	9,969	12,933
Consumer	25,599	18,620
Total loans	$2,344,027	$2,099,117
Deferred loan origination fees and costs, net	(864)	1,014
Loans receivable	$2,343,163	$2,100,131

At December 31, 2025, commercial and non-residential real estate loans represented the largest portion of the portfolio at 72.9%. Commercial and non-residential real estate loans totaled $1.71 billion at December 31, 2025, compared to $1.42 billion at December 31, 2024. Management expects to continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers account for the second largest portion of the loan portfolio, comprising 25.6%. Residential real estate loans totaled $599.1 million at December 31, 2025, compared to $650.7 million at December 31, 2024. Management believes residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to both those in the primary North Central West Virginia and Northern Virginia markets, as well as those in the surrounding areas as management deems appropriate.

Consumer loans totaled $25.6 million at December 31, 2025, compared to $18.6 million at December 31, 2024.

At December 31, 2025, Special Mention loans amounted to $30.3 million. The balance is comprised of 25 loans, which include one $9.5 million loan for an office commercial real estate project, two commercial real estate loans totaling $11.0 million to senior care facilities and a $2.6 million commercial loan to finance a business acquisition. In addition, there are 21 loans to various unrelated borrowers totaling $7.2 million in commercial, home equity line of credit ("HELOC"), installment and mortgage loans. Special Mention loans include loans for which information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms in the future.

There were 39 additional loans that management identified as Substandard loans, totaling $49.7 million as of December 31, 2025. These loans include three loans to separate borrowers totaling $12.7 million secured by commercial real estate office properties, a $12.3 million loan to finance a multifamily real estate property and a $4.1 million loan to a hotel. In addition, there are 34 loans to various unrelated borrowers totaling $20.6 million in commercial, HELOC, installment and mortgage loans. Substandard loans include loans where known information about the borrowers’ credit problems causes management to have serious doubts as to the borrowers’ ability to comply with the loan repayment terms in the future.

The following table provides loan maturities at December 31, 2025:

(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial	$634,443	$888,770	$177,569	$8,583	$1,709,365
Residential	97,069	31,907	425,968	44,150	599,094
Home equity lines of credit	—	89	2,462	7,418	9,969
Consumer	2,816	21,571	1,212	—	25,599
Total loans	$734,328	$942,337	$607,211	$60,151	$2,344,027

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2025 that mature after one year:

(Dollars in thousands)	Commercial and non-residential real estate	Residential	Home equity lines of credit	Consumer	Total
Predetermined fixed interest rate	$472,009	$130,867	$34	$22,753	$625,663
Floating or adjustable interest rate	602,913	371,158	9,935	30	984,036
Total as of December 31, 2025	$1,074,922	$502,025	$9,969	$22,783	$1,609,699

Loan Concentration

At December 31, 2025, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. Healthcare loans are a significant component of commercial and non-residential real estate loans and comprise 27.8% of total loans receivable at December 31, 2025. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in our market areas.

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate (“CRE”) loans. The federal banking regulators have issued guidance to remind financial institutions of the risk posed by CRE lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for bank examiners to help identify institutions that are potentially exposed to significant CRE loan risk and may warrant greater supervisory scrutiny:

●	Total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital; or
●	Total CRE loans as defined in the CRE guidance represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2025, the Bank's concentration of loans for construction, land development and other land as a percentage of capital totaled 30.3% and the Bank's CRE loan concentration, excluding owner-occupied loans, as a percentage of capital totaled 293.0%.

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

Management continuously reviews the commercial real estate portfolio on an annual basis, through the internal annual review process, third-party review engagements and other specialized ad hoc portfolio reviews as deemed appropriate by management. During the year ended December 31, 2025, management focused on the review of non-owner-occupied real estate, with an emphasis on office properties. This review was triggered by the macroeconomic trend of increasing vacancy rates, brought on by the continued work from home trend.

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

Management tracks several commercial real estate concentrations monthly. These concentrations are monitored through bi-annual concentration scorecards, which are presented to the Bank’s Board for review and approval. These scorecards are used to justify the lending limits for each concentration. There are five CRE loan concentrations currently being monitored:

●	Nursing Homes
●	Retail
●	Office
●	Multifamily
●	Hospitality

Classified loans are loans in the Substandard or Doubtful risk grade categories.

(Dollars in thousands)	Real Estate Concentration	Classified Loans	Classified Loans per Concentration	Weighted LTV
December 31, 2025
CRE Loans
Nursing Homes	$556,077	$—	—%	64.3%
Retail	87,338	—	—%	59.7%
Office	53,457	12,700	23.8%	53.1%
Multifamily	68,391	—	—%	59.3%
Hospitality	45,877	4,129	9.0%	45.3%
Other	95,196	—	—%	50.8%
Total CRE	$906,336	$16,829	1.9%

Overall, these concentrations have weighted average LTVs between approximately 45% and 64%. The “Other” segment above contains all CRE loan types outside of the five listed. The loans included in the Other concentration primarily include mixed use CRE loans and are not tracked through scorecards.

Nursing Homes are mainly originated through purchased participation from third-party banks. These loans typically are made to skilled nursing facilities ("SNF") and are secured by the subject properties. A majority of these loans are bridge to U.S. Department of Housing and Urban Development loans and have a three to five year term. As of December 31, 2025, these borrowers are in 20 different states. This concentration contains two unrelated Special Mention notes totaling $11.0 million, well secured by SNF properties in Florida and North Carolina, respectively.

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

Multifamily borrowers are mainly located in the Northern Virginia and North Central West Virginia areas and are heavily concentrated in four loans to three unrelated borrowers. These four loans make up more than 76% of the total concentration.

The Hospitality concentration consists of 10 loans with five loans to a single ownership group totaling 38% of the concentration total. All these loans are performing and are located in the Northwest Virginia area. This concentration includes a single Classified note, which is considered performing and has been paying as agreed under a forbearance agreement.

Allowance for Credit Losses

Management continually monitors the risk in the loan portfolio through the review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ACL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individually analyzed loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable and changes in the local and national economy. Loans are moved to individual analysis when, based on current information and events, the loan no longer exhibits similar risk characteristics as its pool and we analyze the loan individually on a collateral or cash flow basis. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to individually analyzed loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ACL was considered by management to be adequate to absorb forecasted losses over the remaining life of the loan portfolio.

At December 31, 2025 and 2024, individually analyzed loans totaled $31.6 million and $43.2 million, respectively. The decrease in individually analyzed loans is primarily due to the payoff of a commercial real estate loan of $18.0 million. A portion of the ACL of $0.4 million and $1.3 million was allocated to cover any loss in individually analyzed loans at December 31, 2025 and 2024, respectively. Loans past due more than 30 days were $28.5 million and $45.5 million, respectively, at December 31, 2025 and 2024.

	December 31,
	2025	2024
Loans past due more than 30 days to gross loans	1.2%	2.2%
Loans past due more than 90 days to gross loans	0.6%	1.8%

For tables reflecting the allocation of the ACL, refer to Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

The following table summarizes the primary segments of the ACL as of December 31, 2025 and 2024:

(Dollars in thousands)	2025		2024
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$12,780	73%	$10,838	67%
Residential	7,695	26	7,322	31
Home equity lines of credit	101	—	95	1
Consumer and other	1,251	1	1,408	1
Total	$21,827	100%	$19,663	100%

Nonperforming assets consist of loans that are no longer accruing interest and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed and charged to earnings. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by $1.9 million, $1.6 million and $0.8 million for 2025, 2024 and 2023, respectively, if loans had performed in accordance with their terms.

Nonperforming assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2025	2024
Non-accrual loans
Commercial	$22,654	$20,109
Real estate and home equity	7,758	4,278
Consumer and other	243	220
Total nonperforming loans	30,655	24,607
Other real estate, net	580	2,827
Total nonperforming assets	$31,235	$27,434

Allowance for credit losses	$21,827	$19,663
Nonperforming loans to gross loans	1.3%	1.2%
Allowance for credit losses to total loans	0.93%	0.94%
Allowance for credit losses to nonperforming loans	71.2%	79.9%
Nonperforming assets to total assets	0.9%	0.9%

Individually analyzed loans have decreased by $11.6 million, or 26.9%, during 2025. This change is the net effect of multiple factors, primarily the payoff of an $18.0 million note secured by commercial real estate, as well as the amortization/curtailment of 29 commercial loans totaling $2.4 million, six residential mortgages totaling $3.5 million, two HELOCs totaling $0.2 million and one loan to construct a healthcare facility totaling $1.2 million. In addition, four loans to three borrowers were returned to accrual during the period, totaling $0.9 million, and nine charge offs were executed to nine borrowers totaling $1.3 million. This decrease was partially offset by 23 newly identified individually analyzed loans of all types totaling $14.4 million, as well as an increase of $0.4 million to an already individually analyzed loan.

The $25.3 million of principal curtailments/payoffs of individually analyzed loans were concentrated in a single commercial real estate relationship, in which a payoff of $18.0 million was received, or 71% of the total principal curtailments.

The $1.3 million of charged off loans were concentrated in nine commercial relationships with government guarantees representing all of the charge offs. These notes were secured by business assets and owner-occupied real estate.

Loans classified as Special Mention totaled $30.3 million and $50.4 million as of December 31, 2025 and December 31, 2024, respectively. The decrease of $20.1 million, or 39.9%, was concentrated in the commercial loan portfolio. This decrease is primarily the result of 12 Special Mention notes that were paid off during the year totaling $25.5 million. These included nine commercial notes, one residential mortgage and two HELOCs. Seven commercial loans totaling $6.5 million and eight residential mortgages totaling $1.0 million were upgraded to Pass during the year. One commercial note with a government guarantee totaling $0.3 million was charged off during the year, and there were risk downgrades to either Substandard or Doubtful of 11 commercial loans totaling $8.0 million and one residential mortgage of $0.4 million. These reductions were partially offset by 11 loans totaling $21.3 million recently downgraded to Special Mention, including one commercial loan for $9.5 million secured by an office building, and a commercial loan for $3.4 million secured by a skilled nursing facility. There were also two loans upgraded from Substandard to Special Mention totaling $0.6 million.

Loans classified as Substandard totaled $53.0 million and $76.8 million as of December 31, 2025 and December 31, 2024, respectively. The decrease of $23.8 million, or 31.0%, was concentrated in the commercial loan portfolio. This decrease is primarily the result of nine Substandard notes that were paid off during the year totaling $34.0 million. These included three commercial real estate notes, including one secured by a skilled nursing facility totaling $18.0 million, and two loans to one borrower secured by hotel properties totaling $13.5 million, as well as three residential mortgage and three HELOCs. Eight commercial loans totaling $3.8 million and three residential mortgages totaling $0.6 million were upgraded to Pass or Special Mention during the year. There were six risk downgrades to Doubtful of six commercial loans totaling $1.0 million. These reductions were partially offset by 22 loans totaling $14.5 million recently downgraded to Substandard, including 12 commercial loans of $9.7 million, seven loans secured by residential real estate totaling $4.7 million and three HELOCs for $0.1 million. There was also a residential mortgage that was repurchased from a third party totaling $2.0 million that is also Substandard.

Loans classified as Doubtful totaled $3.2 million and $3.4 million as of December 31, 2025 and December 31, 2024, respectively. The decrease of $0.2 million, or 5.9%, was concentrated in the commercial loan portfolio and is the result of the implementation of the workout of these loans resulting in principal reduction from paydowns, loan sales and foreclosures of various loans to unrelated borrowers, as well as payoffs of two commercial loans to a single borrower totaling $0.2 million secured by business assets. One residential mortgage totaling $0.1 million was upgraded to Pass during the year, and six commercial loans totaling $1.7 million were downgraded to Doubtful during the period, including two loans to a single borrower totaling $1.4 million, secured by business assets. As of December 31, 2025, there is an immaterial calculated credit loss reserve allocation against these Doubtful loans.

Interest Rate Risk

Management continually evaluates hedging strategies that are available to manage interest rate risk. We enter into interest rate swap contracts designated as hedging instruments to manage the interest rate risk associated with certain fixed rate loans. As of December 31, 2025, there were two active portfolio layer method fair value swaps designated as hedging instruments over a closed portfolio of fixed-rate mortgage loans. The interest rate swap portfolio had a total notional amount of $84.2 million and $126.0 million as of December 31, 2025 and December 31, 2024, respectively, including amortization adjustments of $35.8 million and $24.0 million related to one of the swaps which is amortizing. The portfolio was in an liability position with a fair value of $1.0 million as of December 31, 2025 and an asset position with a fair value of $0.5 million as of December 31, 2024. The amortized cost basis of the closed portfolio of fixed-rate loans was $403.9 million and $443.8 million as of December 31, 2025 and December 31, 2024, respectively, including basis adjustments of $2.4 million and $1.1 million as of December 31, 2025 and December 31, 2024, respectively.

Management also enters into interest rate swap contracts not designated as hedging instruments to help a small number of commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a "mirror" swap contract with a third-party who exchanges the borrower's fixed-rate payments for floating-rate loan payments. At December 31, 2025 the fair value and notional amount of the interest rate swap agreements were $2.6 million and $126.1 million, respectively, as compared to $5.9 million and $133.9 million at December 31, 2024. For additional details on our hedging activity, refer to Note 19 – Derivatives accompanying the consolidated financial statements included elsewhere in this report.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings, when evaluating funding sources. Deposits continue to be the most significant source of funds, totaling $2.84 billion, or 97.3% of funding sources, at December 31, 2025, versus $2.69 billion, or 97.2% of such funding sources, at December 31, 2024.

Of these amounts, Fintech deposits totaled $1.21 billion and $964.1 million at December 31, 2025 and 2024, respectively. The increase in Fintech deposits is primarily attributable to increases in payments deposits, which increased to $660.3 million at December 31, 2025 from $505.8 million at December 31, 2024 and an increase in banking-as-a-service deposits to $329.5 million at December 31, 2025 from $208.1 million at December 31, 2024. Gaming deposits generally represent online sportsbook accounts and totaled $184.3 million and $227.6 million at December 31, 2025 and 2024, respectively.

Borrowings, consisting of subordinated debt, represented 2.5% and 2.7% of funding sources at December 31, 2025 and December 31, 2024, respectively. Repurchase agreements, which are available to large corporate customers, represented 0.2% and 0.1% of funding sources at December 31, 2025 and December 31, 2024, respectively.

Management continues to emphasize the development of noninterest-bearing deposits as a core funding source. At December 31, 2025, noninterest-bearing balances totaled $1.14 billion, compared to $941 million at December 31, 2024, or 40.3% and 34.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.70 billion at December 31, 2025, compared to $1.75 billion at December 31, 2024, or 59.7% and 65.1%, respectively, of total deposits.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,144,682	$940,994
NOW	575,277	473,225
Savings and money markets	532,928	437,145
Time deposits, including CDs and IRAs	589,159	842,251
Total deposits	$2,842,046	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$596	$2,962

Average interest-bearing deposits totaled $1.90 billion during 2025 compared to $1.80 billion during 2024. Average noninterest bearing deposits totaled $915.7 million and $1.07 billion during 2025 and 2024.

During the year ended December 31, 2025, we utilized a deposit placement network for certain deposit programs. Under this structure, we, acting as custodian, place a portion of account holder funds not needed to support near-term settlement at one or more third-party FDIC-insured banks (each, a "program bank"). Accounts at program banks are established in our name as custodian, for the benefit of account holders. We remain the issuer of record under all applicable account holder agreements and maintain sole custodial control and transaction authority over program bank accounts, as well as the records of each account holder's beneficial interest in funds held at program banks.

Deposits placed at program banks may be eligible for FDIC pass-through insurance coverage up to applicable limits, subject to satisfaction of applicable regulatory requirements, including maintenance of accurate beneficial ownership records. There can be no assurance that pass-through insurance coverage will be available in all circumstances.

Prior to onboarding, program banks are subject to due diligence review encompassing their financial condition, regulatory standing and operational capabilities. Program banks are subject to ongoing monitoring on a periodic basis.

Off-balance sheet deposits placed through the network totaled $732.9 million at December 31, 2025 and $1.42 billion at December 31, 2024, and primarily represent funds associated with our gaming and banking-as-a-service deposit programs. The decline from December 31, 2024 to December 31, 2025 primarily reflects a decrease in banking-as-a-service deposits. We derecognize deposits placed within the network upon transfer to the program banks, as we satisfy our obligation to account holders through the transfer of funds and are legally released from being the primary obligor. Upon placement, the program banks assume responsibility for the deposited balances, and we no longer have an obligation to repay those amounts.

Maturities of time deposits that met or exceeded the FDIC insurance limit as of December 31, 2025:

(Dollars in thousands)	2025
Over three to 12 months	596
Total	$596

Total uninsured deposits were $1.2 billion, or 43.1% of total deposits, as of December 31, 2025. Of these uninsured deposits, $258.2 million represents collateralized public fund deposits. Further, at December 31, 2025, we had available liquidity of $244.1 million of cash and cash equivalents on hand and $702.5 million remaining borrowing capacity with the FHLB.

Along with deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital Resources

During the year ended December 31, 2025, stockholders’ equity increased $28.2 million to $334.0 million from $305.8 million. This increase primarily consists of net income for the year of $26.9 million, stock-based compensation of $3.8 million, common stock options exercised totaling $2.3 million and other comprehensive income of $14.4 million, partially offset by the repurchase of 479,069 shares of common stock for a total of $10.2 million and cash dividends paid of $8.7 million.

With stockholders’ equity increasing as noted above and an increase in assets of $180.2 million, the equity to assets ratio increased from 9.8% at December 31, 2024 to 10.1% at December 31, 2025. We paid dividends to common shareholders of $8.7 million in 2025 and $8.8 million in 2024, compared to earnings of $26.9 million in 2025 versus $20.1 million in 2024, resulting in a decline in the dividend payout ratio to 32.3% in 2025 from 43.7% in 2024.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

The Bank's CBLR at December 31, 2025 was 11.1%, which is above the well-capitalized standard of 9%. Management currently believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $453.4 million and $379.7 million as of December 31, 2025 and 2024, respectively. We believe that these sources of funds would enable us to meet cash obligations as they come due.

Our main source of liquidity comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2025, cash flows from operating activities totaled $4.0 million, cash used in investing activities totaled $208.6 million and cash flows from financing activities totaled $130.8 million. During the year ended December 31, 2024, cash used in operating and financing activities totaled $0.3 million and $224.5 million, respectively, while cash flows from investing activities totaled $144.5 million. Significant changes in cash flows during the year ended December 31, 2025 include inflows from the net change in deposits of $147.2 million, net maturities/paydowns of available-for-sale investment securities of $126.9 million and sales of available-for-sale investment securities of $95.7 million. These inflows were offset by cash outflows from the net change in loans of $278.7 million and $212.0 million to purchase available-for-sale investment securities.

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

Allowance for Credit Losses

The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments, primarily to loans on our balance sheet. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts and the value of collateral on collateral-dependent loans. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

We estimate the general component of the ACL based on a forecasting model and consideration of qualitative factors, both internal and external, all of which may be susceptible to significant change.

Through a loss driver analysis, a forecasting model that correlates specific economic factors with credit quality of each loan segment was developed. Peer bank data was identified and used in this process, as we did not have adequate quarterly loan data to analyze over the look-back period to 2004. After analyzing both historical peer loan data and various economic factors over the same look-back period, two economic variables, national GDP and national unemployment rate, were identified as showing the highest correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period. This quarterly average is then maintained for the life of the loan segment. These variables are used to produce an estimated probability of default for each quarterly period and, through a proprietary model, also calculate a loss given default factor to estimate overall losses. Benchmark studies are prepared for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment..

The qualitative factors include items such as the nature and volume of the portfolio; the volume and severity of problem credits; collateral values; portfolio concentrations; economic and business conditions; lending policies and procedures; experience of lending management and staff; and quality of the loan review system. Each of these environmental factors has been analyzed by management and each has been assigned a risk modifier on a four-point scale (No Change, Minor, Moderate and Major) as a measure of the risk that factor creates to the Bank’s loan portfolio. Each environmental factor has also been weighted to reflect how it relates to the different portfolio segments (i.e., various Commercial, Residential, Consumer and HELOC). Individual risk grade factors are then calculated by applying the individual weightings to the individual risk modifiers. The total of these factors provides an overall risk grade for each portfolio segment, which is then applied to a basis point scale to calculate an actual loss rate adjustment. This process is applied to each of the Bank’s portfolio segments. As of December 31, 2025, the "economic and business conditions" factor was generally the highest weighted qualitative factor, with a weighting of 10% to 20%, and given a risk rating of “No Change” for one, a risk rating of “Minor” for fifteen and "Moderate" for four of the 21 portfolio segments (one segment does not have Q Factors). Increasing the risk rating by one for all segments would have resulted in an additional allowance of $1.6 million at December 31, 2025 and decreasing the risk grade by one would have resulted in a reduction to the allowance of $1.5 million.

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

Fair Value of Level III Financial Instruments

Available-for-sale investment securities are recorded at fair value based upon quoted prices, if available. However, certain local municipal securities included in available-for-sale securities, which are related to tax increment financing, represent Level III instruments. These are assets that have little to no pricing observability as of the reported date, do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The fair value of Level III municipal securities are based upon pricing obtained from third-party pricing services, which perform independent analysis of liquidity, rating, yield and duration. Based upon internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820, Fair Value Measurement ("ASC 820").

ASC 820 defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. Assets acquired, liabilities assumed and consideration exchanged are recorded at their respective acquisition date fair values. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment and the use of models are necessary to estimate fair value. Significant assumptions used in models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data when possible. Fair value estimates are also based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. When changes in market conditions reduce the availability of quoted prices or observable data, the estimate of fair value becomes more subjective and requires a higher degree of management judgment.

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

Interest Rate Risk

The primary objective of the asset/liability management function is to strategically structure the balance sheet to support consistent growth in net interest income, while minimizing exposure to market risks, all within the parameters of established policy guidelines. This objective is achieved through the active management of balance sheet liquidity and interest rate risk, taking into account evolving economic conditions, interest rate environments and customer behavior.

Liquidity is managed through a combination of investment portfolio strategies, the sale of commercial and residential real estate loans and the use of diversified funding sources. These include retail deposits, various wholesale funding channels and borrowings from the FHLB. Interest rate risk is mitigated through the use of financial instruments, such as interest rate caps, commercial loan swap agreements and interest rate lock commitments on mortgage loans held-for-sale. Additionally, loan structures are designed to ensure a steady reinvestment of cash flows throughout the interest rate cycle.

The principal market risk faced by the institution is interest rate volatility, which arises from core banking activities, such as deposit gathering and loan origination. This risk is influenced by a range of factors, including macroeconomic trends, financial market conditions, interest rate movements and shifts in consumer preferences. Interest rate risk reflects the sensitivity of both earnings and the market value of equity to changes in interest rates. It is quantified by measuring the potential impact on earnings and the theoretical market value of equity resulting from interest rate fluctuations.

Oversight of interest rate risk management is provided by the ALCO, whose mandate is to enhance shareholder value, improve profitability, strengthen capital, meet the needs of customers and communities and safeguard the institution from material financial consequences stemming from interest rate changes.

Interest rate risk can take several distinct forms. Repricing risk arises from misalignment of the timing of changes in interest rates and the timing of cash flows, which can affect earnings and asset values. Basis risk refers to the variability in rate relationships across different yield curves, which may impact the effectiveness of hedging strategies and the pricing of financial instruments. Yield curve risk is associated with shifts in rate relationships across various maturities, potentially influencing the valuation and performance of assets and liabilities. Lastly, option risk stems from embedded options in bank products, such as prepayment options or interest rate caps, that may be exercised under certain rate conditions, introducing uncertainty into cash flow projections and asset/liability management.

Interest rate changes can also affect the economic value of the institution by altering the present value of future cash flows and, in some cases, the cash flows themselves.

The institution acknowledges that a certain level of interest rate risk is inherent and necessary to achieve its financial objectives. Accordingly, we have adopted an interest rate risk profile aligned with the strategic business plan. While proactive measures are taken to monitor and mitigate adverse impacts, the actual effects of interest rate changes on net interest income cannot be predicted with certainty.

A comprehensive interest rate risk management policy, approved by the Board of Directors and administered by the ALCO, establishes quantitative limits on acceptable risk. These limits are expressed as the percentage change in net interest income (net interest income at risk) and the fair value of equity capital (economic value of equity, or "EVE") under hypothetical interest rate scenarios.

To assess potential adverse impacts, the institution employs simulation analysis using advanced modeling techniques. These models incorporate optionality features, such as call provisions and interest rate caps and floors embedded in investment and loan contracts. However, as with any modeling approach, limitations exist. Actual behaviors, such as loan prepayments, deposit withdrawals and shifts in asset and liability categories, may diverge from model assumptions. Furthermore, the models do not capture the potential effects of rising rates on borrowers’ repayment capacity or on the demand for loan and deposit products.

Each quarter, a base case forecast is developed using market consensus rate projections, supplemented by alternative simulations reflecting a range of rate scenarios. These analyses are reviewed by the ALCO and the Board of Directors. Additional forecasts may be generated in response to heightened interest rate volatility or other significant business developments.

The balance sheet is subjected to quarterly interest rate shock testing, with scenarios involving parallel shifts of ±100, ±200, ±300, and ±400 basis points. The goal is to ensure that projected changes in net interest income over 12- and 24-month horizons, as well as changes in the economic value of equity, remain within policy-defined thresholds under each scenario.

As of December 31, 2025, the Bank is positioned as asset sensitive in scenarios involving declining interest rates following rate shocks. We remain focused on reducing reliance on higher-cost fixed-rate funding instruments, while simultaneously increasing the proportion of assets that exhibit greater flexibility in repricing. In theory, an asset-sensitive balance sheet is advantageous in a rising interest rate environment, as a greater volume of assets than liabilities will reprice within a given time frame, thereby enhancing net interest income. Conversely, a liability-sensitive position is generally more favorable in a declining rate environment, as liabilities reprice more rapidly than assets, potentially preserving margins. Regardless of the prevailing interest rate direction, management is committed to maintaining a consistent spread between asset yields and the cost of deposits and borrowings.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(15.0)%	(12.5)%	(10.0)%	(10.0)%	(10.0)%	(20.0)%	(27.5)%	(35.0)%
December 31, 2025	24.2%	18.9%	13.3%	7.8%	(3.8)%	(10.9)%	(15.9)%	(17.4)%
December 31, 2024	31.7%	23.7%	15.7%	7.7%	(6.5)%	(12.8)%	(18.6)%	(24.2)%

Net interest income sensitivity is evaluated by applying parallel shocks to a forward interest rate curve. The resulting changes in income are analyzed under scenarios where the curve shifts upward or downward. The deposit repricing betas now reflect a greater responsiveness, both upward and downward, allowing interest expense to adjust more dynamically with rate changes.

As of the end of the fourth quarter of 2025, market expectations suggest a decline in interest rates over the next one to two years. Given the Bank’s exposure to variable-rate loans and deposits, a declining rate environment is expected to impact earnings. Nevertheless, current simulations indicate that net interest income at risk remains within established policy limits under parallel instantaneous interest rate shock scenarios. Historically, breaches of these policy thresholds have been primarily driven by prevailing market interest rate levels and the Bank’s cost of funding.

The preceding discussion pertains to net interest income at risk under immediate and substantial rate shifts. In contrast, when interest rates decline gradually, the impact on net interest income is generally less severe. A gradual rate decline scenario distributes the effects over a 12- to 24-month horizon, thereby smoothing the earnings impact. The Bank anticipates that interest rate movements over any given one- to two-year period will likely follow a gradual trajectory.

In declining rate environments, mortgage banking activity typically increases, with higher volumes of loan originations and refinancing. This benefit is not captured in net interest income at risk metrics.

Measures of equity value at risk assess the Bank’s ongoing economic value by evaluating the effects of interest rate changes on all projected cash flows. These cash flows are discounted to determine the present value of assets and liabilities. The difference between these present values represents the economic value of equity, which serves as a theoretical approximation of the fair value of the Bank’s net assets.

Estimated Changes in EVE
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
December 31, 2025	(15.6)%	(12.8)%	(7.7)%	(3.6)%	(1.5)%	(8.3)%	(17.0)%	(24.1)%
December 31, 2024	(18.9)%	(16.1)%	(9.2)%	(3.2)%	(0.6)%	(6.7)%	(12.2)%	(15.8)%

The EVE remained stable across various interest rate scenarios throughout 2025. During this period, in a persistently high-rate environment, interest-bearing deposits began to stabilize following the increases observed in 2023. This stabilization contributed to an elevated cost of funds, thereby increasing the cost of interest-bearing liabilities. As a result, the cost of these liabilities began to behave similarly to the discount rate applied to projected cash flows. Although the rate changes were initiated in 2023, their full impact was realized in 2024 and continues to be reflected in the results. Any additional repricing of deposits would serve as a significant factor influencing variations in EVE calculations.

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

To the Board of Directors, and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

As described in Notes 1 and 3 to the consolidated financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $21.8 million as of December 31, 2025. The Company determines the current expected credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral-based or cash flow-based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. Management has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis, with the initial segmentation based on call report loan codes.

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

We identified the Company’s estimate of the qualitative factor adjustments applied in the calculation of the ACL-Loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity related to management’s determination of the qualitative factor assumptions used in the calculation of the ACL-Loans. Due to the limited nature of observable data supporting the qualitative factor allocations, a high degree of auditor effort and significant auditor judgment is required.

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL-Loans, including controls over the determination of the application of qualitative factor adjustments and the precision of management’s review and approval of the resulting estimate, and testing of the model’s performance.
●	Assessed the reasonableness of each relevant qualitative factor adjustment, including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each loan pool.
●	Evaluated and tested the reasonableness and relevance of data utilized in the relevant qualitative factor adjustments, including considering the data’s completeness and accuracy and testing the mathematical accuracy of the calculations.
●	Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model.
●	Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall ACL-Loans.
/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 12, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Internal Control over Financial Reporting
We have audited MVB Financial Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

New York, New York
March 12, 2026

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2025 and 2024

	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,568	$7,876
Interest-bearing balances with banks	233,557	310,037
Total cash and cash equivalents	244,125	317,913
Investment securities available-for-sale	410,510	410,959
Equity securities	50,643	42,583
Loans receivable	2,343,163	2,100,131
Allowance for credit losses	(21,827)	(19,663)
Loans receivable, net	2,321,336	2,080,468
Premises and equipment, net	10,379	12,475
Bank-owned life insurance	56,270	45,455
Equity method investments	86,823	78,255
Assets held-for-sale	—	2,278
Accrued interest receivable and other assets	128,832	138,318
TOTAL ASSETS	$3,308,918	$3,128,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,144,682	$940,994
Interest-bearing	1,697,364	1,752,621
Total deposits	2,842,046	2,693,615
Accrued interest payable and other liabilities	55,539	52,032
Repurchase agreements	3,339	2,759
Subordinated debt	74,026	73,787
Liabilities held-for-sale	—	720
TOTAL LIABILITIES	2,974,950	2,822,913

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized; 14,042,683 and 12,715,598 shares issued and outstanding, respectively, as of December 31, 2025 and 13,793,311 and 12,945,295 shares issued and outstanding, respectively, as of December 31, 2024	14,043	13,793
Additional paid-in capital	170,380	164,677
Retained earnings	190,414	172,181
Accumulated other comprehensive loss	(13,866)	(28,231)
Treasury stock - 1,327,085 and 848,016 shares at cost as of December 31, 2025 and December 31, 2024, respectively	(27,003)	(16,741)
Total equity attributable to parent	333,968	305,679
Noncontrolling interest	—	112
Total stockholders' equity	333,968	305,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,308,918	$3,128,704
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
INTEREST INCOME
Interest and fees on loans	$143,863	$153,628	$159,635
Interest on deposits with banks	16,340	21,814	21,043
Interest on investment securities	12,618	7,693	5,576
Interest on tax-exempt loans and securities	2,502	2,707	3,564
Total interest income	175,323	185,842	189,818

INTEREST EXPENSE
Interest on deposits	64,494	73,105	61,660
Interest on short-term borrowings and repurchase agreements	125	46	890
Interest on subordinated debt	3,296	3,229	3,219
Interest on senior term loan	—	264	766
Total interest expense	67,915	76,644	66,535

NET INTEREST INCOME	107,408	109,198	123,283
Provision (release of allowance) for credit losses	8,737	3,541	(1,921)
Net interest income after provision (release of allowance) for credit losses	98,671	105,657	125,204

NONINTEREST INCOME
Payment card and service charge income	17,871	16,300	13,776
Insurance income	330	288	335
Gain (loss) on sale of available-for-sale securities, net	(7,439)	658	(1,536)
Gain (loss) on sale of equity securities, net	118	103	(269)
Gain (loss) on derivatives, net	(466)	60	(659)
Gain (loss) on sale of loans, net	(149)	1,038	(744)
Holding gain on equity securities	3,661	1,184	146
Compliance and consulting income	584	4,675	4,312
Equity method investments income (loss)	8,151	1,421	(2,499)
Gain (loss) on acquisition and divestiture activity	34,854	—	(986)
Gain (loss) on disposal of assets	(404)	11,703	—
Other operating income	3,155	5,483	7,839
Total noninterest income	60,266	42,913	19,715

NONINTEREST EXPENSES
Salaries and employee benefits	70,984	67,955	63,371
Occupancy expense	5,098	3,887	3,701
Equipment depreciation and maintenance	3,272	4,581	5,558
Data processing and communications	5,446	5,471	4,878
Software costs	4,909	3,611	3,488
Professional fees	15,116	21,348	18,344
Insurance, tax and assessment expense	3,639	4,169	4,436
Travel, entertainment, dues and subscriptions	3,032	3,033	3,337
Other operating expenses	10,591	8,171	10,512
Total noninterest expense	122,087	122,226	117,625
Income from continuing operations, before income taxes	36,850	26,344	27,294
Income taxes	9,928	6,099	5,070
Net income from continuing operations	26,922	20,245	22,224
Income from discontinued operations, before income taxes	—	—	11,831
Income taxes	—	—	3,049
Net income from discontinued operations	—	—	8,782
Net income	26,922	20,245	31,006
Net (income) loss attributable to noncontrolling interest	18	(154)	226
Net income available to common shareholders	$26,940	$20,091	$31,232

Earnings per share from continuing operations - basic	$2.11	$1.56	$1.77
Earnings per share from discontinued operations - basic	$—	$—	$0.69
Earnings per common shareholder - basic	$2.11	$1.56	$2.46
Earnings per share from continuing operations - diluted	$2.06	$1.53	$1.72
Earnings per share from discontinued operations - diluted	$—	$—	$0.68
Earnings per common shareholder - diluted	$2.06	$1.53	$2.40
Weighted-average shares outstanding - basic	12,775,242	12,890,161	12,694,206
Weighted-average shares outstanding - diluted	13,105,521	13,136,758	12,997,332
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Net income before noncontrolling interest	$26,922	$20,245	$31,006

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	8,827	623	10,257
Reclassification adjustment for (gain) loss recognized in income	9,813	(866)	1,536
Change in defined benefit pension plan	162	767	61
Reclassification adjustment for amortization of net actuarial loss recognized in income	151	174	117
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	—	(289)
Other comprehensive income, before tax	18,953	698	11,682

Income taxes related to items of other comprehensive income:
Unrealized holding gains on securities available-for-sale	(2,138)	(76)	(2,466)
Reclassification adjustment for (gain) loss recognized in income	(2,374)	208	(369)
Change in defined benefit pension plan	(39)	(187)	(15)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(37)	(43)	(28)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	—	69
Income taxes related to items of other comprehensive income:	(4,588)	(98)	(2,809)

Total other comprehensive income, net of tax	14,365	600	8,873

Comprehensive (income) loss attributable to noncontrolling interest	18	(154)	226

Comprehensive income	$41,305	$20,691	$40,105

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2025, 2024 and 2023

	Common stock		Additional paid-in capital	Retained earnings		Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount					Shares	Amount
Balance as of January 1, 2023	13,466,281	$13,466	$157,152	$144,911		$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391
Net income (loss)	—	—	—	31,232		—	—	—	31,232	(226)	31,006
Other comprehensive income	—	—	—	—		8,873	—	—	8,873	—	8,873
Cash dividends paid ($0.68 per share)	—	—	—	(8,639)		—	—	—	(8,639)	—	(8,639)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)		—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	2,658	—		—	—	—	2,658	—	2,658
Stock-based compensation related to equity method investment	—	—	734	—		—	—	—	734	—	734
Common stock options exercised	107,500	108	529	—		—	—	—	637	—	637
Restricted stock units vested	130,402	130	(130)	—		—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(97,784)	(98)	(749)	—		—	—	—	(847)	—	(847)
Redemption of noncontrolling interest	—	—	294	—		—	—	—	294	(123)	171
Balance as of December 31, 2023	13,606,399	13,606	160,488	160,862		(28,831)	848,016	(16,741)	289,384	(42)	289,342
Net income	—	—	—	20,091		—	—	—	20,091	154	20,245
Other comprehensive income	—	—	—	—		600	—	—	600	—	600
Cash dividends paid ($0.68 per share)	—	—	—	(8,772)		—	—	—	(8,772)	—	(8,772)
Stock-based compensation	—	—	2,913	—		—	—	—	2,913	—	2,913
Stock-based compensation related to equity method investment	—	—	417	—		—	—	—	417	—	417
Common stock options exercised	101,483	101	1,388	—		—	—	—	1,489	—	1,489
Restricted stock units vested	111,500	112	(112)	—		—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	(26,071)	(26)	(417)	—		—	—	—	(443)	—	(443)
Balance as of December 31, 2024	13,793,311	13,793	164,677	172,181		(28,231)	848,016	(16,741)	305,679	112	305,791
Net income (loss)	—	—	—	26,940		—	—	—	26,940	(18)	26,922
Other comprehensive income	—	—	—	—		14,365	—	—	14,365	—	14,365
Cash dividends paid ($0.68 per share)	—	—	—	(8,707)		—	—	—	(8,707)	—	(8,707)
Stock-based compensation	—	—	3,801	—		—	—	—	3,801	—	3,801
Common stock options exercised	164,728	165	2,136	—		—	—	—	2,301	—	2,301
Restricted stock units vested	109,859	110	(110)	—		—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	(25,215)	(25)	(433)	—		—	—	—	(458)	—	(458)
Divestiture	—	—	—	—		—	—	—	—	(94)	(94)
Stock repurchase program	—	—	—	—		—	479,069	(10,262)	(10,262)	—	(10,262)
Acceleration of stock-based compensation related to divestiture	—	—	309	—	0	—	—	—	309	—	309
Balance as of December 31, 2025	14,042,683	$14,043	$170,380	$190,414		$(13,866)	1,327,085	$(27,003)	$333,968	$—	$333,968

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
OPERATING ACTIVITIES
Net income before noncontrolling interest	26,922	20,245	$31,006
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	196	1,937	2,072
Net amortization of deferred loan costs	1,551	1,703	1,347
Provision (release of allowance) for credit losses	8,737	3,541	(1,921)
Depreciation and amortization	2,599	3,931	5,003
Stock-based compensation	3,801	2,913	2,658
Loans originated for sale	—	(3,305)	(1,804)
Proceeds of loans held-for-sale sold	—	4,162	30,725
Holding gain on equity securities	(3,661)	(1,184)	(146)
Loss (gain) on sale of available-for-sale securities, net	7,439	(658)	1,536
(Gain) loss on sale of equity securities, net	(118)	(103)	269
Gain on sale of loans held-for-sale	—	(242)	(1,065)
Loss (gain) on sale of loans held for investment	149	(796)	1,809
Gain on sale of discontinued operations	—	—	(11,800)
(Gain) loss on divestiture activity	(34,694)	—	986
Loss (gain) on sale of other real estate owned	179	160	(170)
Gain on sale of assets	—	(11,703)	—
Income on bank-owned life insurance	(1,512)	(1,168)	(1,048)
Deferred income taxes	(390)	2,196	97
Equity method investments (income) loss	(8,151)	(1,421)	2,499
Return on equity method investments	—	868	714
Changes in other assets	767	(21,628)	(6,191)
Changes in other liabilities	214	267	1,657
Net cash provided by (used in) operating activities	4,028	(285)	58,233
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(211,984)	(111,761)	(89,522)
Maturities/paydowns of available-for-sale investment securities	126,859	17,374	76,631
Sales of available-for-sale investment securities	95,705	24,327	54,531
Purchases of premises and equipment	(1,915)	(1,620)	(1,915)
Disposals of premises and equipment	214	—	425
Net proceeds from sale of assets	—	17,307	—
Net change in loans	(278,737)	199,581	39,092
Proceeds of loans held for investment sold	27,678	1,246	14,934
Proceeds from sale of other real estate owned	1,988	167	539
Purchase of bank-owned life insurance	(13,043)	—	—
Proceeds from the surrender of bank-owned life insurance	3,170	—	—
Investment in equity method investments	—	(1,948)	(2,744)
Purchase of equity securities	(5,050)	(353)	(345)
Proceeds from sale of equity securities	769	143	566
Net cash transferred for sale of discontinued operations	—	—	(3,935)
Proceeds (cash transferred) from divestiture activity, net	45,745	—	(8)
Net cash (used in) provided by investing activities	(208,601)	144,463	88,249
FINANCING ACTIVITIES
Net change in deposits	147,229	(207,861)	330,994
Net change in repurchase agreements	580	(2,062)	(5,216)
Net change in FHLB and other borrowings	—	—	(102,333)
Principal payments on senior term loan	—	(6,845)	(3,030)
Common stock repurchased	(10,160)	—	—
Common stock options exercised	2,301	1,489	637
Withholding cash issued in lieu of restricted stock	(458)	(443)	(846)
Cash dividends paid on common stock	(8,707)	(8,772)	(8,639)
Redemption of noncontrolling interest	—	—	(100)
Net cash provided by (used in) financing activities	130,785	(224,494)	211,467

Net change in cash and cash equivalents	(73,788)	(80,316)	357,949
Cash and cash equivalents, beginning of period	317,913	398,229	40,280
Cash and cash equivalents, end of period	$244,125	$317,913	$398,229

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$71,493	$73,242	$66,708

	2025	2024	2023
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$—	$2,328	$—
Change in unrealized holding gains (losses) on securities available-for-sale	18,766	(2,416)	(11,828)
Restricted stock units vested	110	112	130
Tax withholding obligations on restricted stock units issued	25	26	98
Creation of servicing assets from loan sales	—	69	501
Loans transferred to loans held-for-sale	—	—	6,621
Impact of adopting ASC 326, net of tax	—	—	6,642
Creation of right-of-use asset	—	(15,505)	—
Creation of lease liability	—	15,505	—
Receivable from loan sale	—	12,000	—

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC and MVB Insurance, LLC. Edge Ventures wholly-owns MVB Technology, LLC and Victor Technologies, Inc. ("Victor"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian Technology, Inc. (“Trabian”). In January 2025, the Bank entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by MVB. Refer to Note 24 – Acquisitions and Divestitures.

In September 2025, the Company sold substantially all assets and operations of Victor Technologies, Inc. ("Victor") to Jack Henry & Associates ("Jack Henry"). During the year ended December 31, 2025, the Company recorded a $34.2 million pre-tax gain associated with the sale of Victor that is included in gain on divestiture activity in the consolidated statement of income. Refer to Note 24 – Acquisitions and Divestitures.

The Company conducts a wide range of business activities through the Bank, primarily commercial and retail (“CoRe”) banking services, as well as Fintech banking.

CoRe Banking

The Company offers its customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks; and
●	Safe deposit rental facilities.

Fintech Banking

The Company provides innovative strategies to independent banking and corporate clients throughout the United States. The Company's dedicated Fintech team specializes in providing banking services to corporate Fintech clients, primarily focusing on operational risk management and compliance. Managing banking relationships with clients in the gaming, payments and banking-as-a-service industries is complex, from an operational and regulatory perspective. Due to this complexity, a limited number of banking institutions serve these industries, which can result in a lack of quality focus on these entities, providing the Company with an expanded pool of potential customers. When serviced safely and efficiently, the Company believes these industries provide a source of stable, lower-cost deposits and noninterest, fee-based income. The Company thoroughly analyzes each industry in which its customers operate, as well as any new products or services provided, from an operational and regulatory perspective.

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

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian, and as such, Trabian's assets and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, the Company entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by the Company. As a result of the transaction, the Company no longer consolidates Trabian in its financial statements. Refer to Note 24 – Acquisitions and Divestitures.

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company and its subsidiaries, including the Bank and the Bank’s subsidiaries. In the Company's opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of its financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as presented through the Financial Accounting Statement Board's ("FASB") Accounting Standards Codification ("ASC") and with rules and interpretive guidance of the Security and Exchange Commission ("SEC"). All significant intercompany accounts and transactions have been eliminated in consolidated financial statements.

Wholly-owned investments or investments in which the Company has a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into its financial statements. The Company evaluates investments in entities on an ongoing basis to determine the need to consolidate.

As of December 31, 2024, the Bank owned an 80.8% controlling interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. The remaining interests of Trabian were accounted for separately as noncontrolling interest within the Company's consolidated financial statements. Noncontrolling interest represented the portion of ownership and profit or loss that is attributable to the minority owners of this entity.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of December 31, 2025, the Company holds three equity method investments. Refer to Note 5 – Equity Method Investments for further information.

Preparation of the Company's consolidated financial statements in accordance with U.S. GAAP requires it to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. An estimate that is particularly significant to the consolidated financial statements relates to the determination of the allowance for credit losses (“ACL”).

In certain instances, amounts reported in prior periods’ consolidated financial statements may be reclassified to conform to the current presentation. At December 31, 2025, we elected to reclassify certain securities from investment securities available-for-sale to accrued interest receivable and other assets. This reclassification is reflected on the consolidated balance sheets as of December 31, 2025 and 2024 and within the tables as of December 31, 2025 and 2024 in Note 2 – Investment Securities, Note 17 – Fair Value of Financial Instruments and Note 18 – Fair Value Measurements. For the twelve months ended December 31, 2025, 2024 and 2023, we elected to reclassify the balance of software costs to a separate line item included in noninterest expenses titled software costs. These costs were previously included in the line item included in noninterest expenses titled travel, entertainment, dues and subscriptions. In the statements of cash flows for the years ended December 31, 2025, 2024 and 2023, the stock-based compensation related to equity method investments was reclassified into other assets. In addition, the Company made a revision to correct an immaterial error in the estimated fair value of subordinated debt as of December 31, 2024 in Note 17 – Fair Value of Financial Instruments.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash equivalents include cash on hand, noninterest-bearing and interest-bearing deposits with banks. Interest-bearing deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported in the consolidated statement of cash flows for loans, deposits and short-term borrowing transactions. As of December 31, 2025 and December 31, 2024 there was no restricted cash.

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Available-for-Sale Securities - Includes debt securities that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect. The income tax effect is released when the securities are sold.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded in income, as well as equity securities without readily determinable fair values. The Company has elected to measure the equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues.

The Company's investment portfolio includes securities that are in an unrealized loss position as of December 31, 2025. The Company evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, its ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

When debt securities are in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Debt securities that do not meet the aforementioned criteria are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that an ACL exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Changes in the allowance are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the ACL when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. Securities are charged-off against the ACL or in the absence of any ACL, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2025 and 2024, the Bank holds $2.1 million and $2.0 million of stock, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 per share par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (i) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (iii) the impact of legislative and regulatory changes on the customer base of the FHLB; and (iv) the liquidity position of the FHLB. The Company evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

The Company considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, no issues of liquidity are evident, new shares of FHLB stock continue to trade at the $100 per share par value and the FHLB has repurchased shares of excess capital stock from its members during 2025 and 2024.

Loans and Allowance for Credit Losses

The Company's methodology for determining the ACL is based on the requirements of ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"). Loans are stated at amortized cost basis, reduced by an ACL. Loans are considered non-accrual when scheduled principal or interest payments are 90 days past due, unless the loan is well secured and in the process of collection. Interest income on loans is recognized on an accrual basis. The ACL is maintained at a level deemed adequate to absorb forecasted losses over the remaining life of each loan within the portfolio. The Company consistently applies a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the ACL, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral based or cash flow based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. The Company has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral and availability of historical data to support the analysis, with the initial segmentation based on call report loan codes.

The ACL is calculated for each segment using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. The consumer loan segment uses a remaining life methodology using straight-line amortization over the remaining life of the portfolio, due to unique characteristics of this pool.

Through a loss driver analysis, a forecasting model that correlates specific economic factors with credit quality of each loan segment was developed. Peer bank data was identified and used in this process, as the Company did not have adequate quarterly loan data to analyze over the look-back period to 2007. After analyzing both historical peer loan data and various economic factors over the same look-back period, two economic variables, national GDP and national unemployment rate, were identified as showing the highest correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period. This quarterly average is then maintained for the life of the loan segment. These variables are used to produce an estimated probability of default for each quarterly period and, through a proprietary model, also calculate a loss given default factor to estimate overall losses. Benchmark studies are prepared for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment.

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

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its ACL.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Special Assets Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected or when the loan displays potential loss characteristics. Normally, all accrued interest is reversed against interest income when a loan is placed in non-accrual status, unless the Company believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status requires the approval of the Chief Credit Officer and/or SARC.

Loans are moved to individual analysis when, based on current information and events, the loan no longer exhibits similar risk characteristics as its pool and the Company analyzes the loan individually on a collateral or cash flow basis. Once the determination has been made that a loan is to be individually analyzed, the amount of potential credit loss is measured using one of two valuation methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (ii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan is be removed from individual analysis status is made on a quarterly basis.

The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Once identified, the Bank’s ongoing communications with the borrower allow evaluation of the significance of the payment delays and the circumstances surrounding the loan and the borrower. When the Bank determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Software Development

Software that the Company develops for internal use may be capitalized when costs are incurred after the preliminary project stage has ended and the application development stage begins. The application development stage includes designing, coding, installing and testing the software. Once the software has been implemented, costs for training and maintenance are expensed as incurred. Capitalized internal use software development costs are included in premises and equipment in the accompanying consolidated balance sheets.

Bank-Owned Life Insurance

Bank-owned life insurance represents life insurance on the lives of certain of the Company's employees who have provided positive consent allowing it to be the beneficiary of such policies. These policies are recorded at their cash surrender value or the amount that can be realized upon surrender of the policy. Income from these policies is not subject to income taxes and is recorded as noninterest income.

Equity Method Investments

Investments in companies in which the Company has significant influence over the operating and financing decisions are accounted for using the equity method of accounting. Determining if the Company has significant influence requires judgment based on the facts and circumstances of each investment including level of ownership, legal structure and other qualitative factors which impact its ability to influence the investee's operations, and the Company reviews the facts and circumstances each reporting period to determine if it still has significant influence. Equity method investments are initially recorded at cost, including costs to acquire the investment. At the time of investment, the Company may make a one-time election to record its proportionate share of earnings of the investee on a lag of no more than three months. This election may be made on an investment by investment basis. The Company reviews equity method investments for impairment if there are events or changes in circumstances which indicate the carrying amount of the investment might not be recoverable.

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

Derivative Instruments

Interest Rate Swaps

The Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company's consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company's consolidated statements of income.

Fair Value Hedges

The Company uses interest rate swaps, designated as fair value hedges, to mitigate exposure to changes in the fair value of certain fixed-rate loans and available-for-sale securities attributable to changes in benchmark interest rates. The Company applies the portfolio layer method hedge accounting approach, which allows the Company to designate a specified portion (layer) of closed portfolios of prepayable financial assets as the hedged item. Under the portfolio layer method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Changes in fair value of the interest rate swaps and changes in the fair value of the hedged loan and security portfolios attributable to changes in the hedged risk are both recognized in current period earnings as adjustments to interest income. The effective portion of the hedge relationship offsets in earnings, with any hedge ineffectiveness also recognized in interest income in the current period.

Embedded Derivatives

The Company enters into various contracts through the normal course of business and occasionally a contract may include terms and conditions that create an embedded derivative. An embedded derivative may occur even though the purpose of the contract is not intended to be a derivative contract. Components of a contract should be assessed to determine if they meet the definition of a derivative. If it does, the Company must then assess whether the embedded derivative is clearly and closely related to its host instrument. If the derivative is not clearly and closely related to the host contract, the embedded derivative must be separated from the host instrument and accounted for as a separate derivative.

Servicing Assets

Servicing assets are recorded when the Bank originates and sells loans and retains the servicing on those loans. On a monthly basis, the Company tracks the amount of loans that are sold with servicing retained. The Company determines the servicing rights fair value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The servicing assets are evaluated for impairment quarterly. Servicing loans for others generally consists of collecting payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, foreclosure processing. Serviced loans are not included on the consolidated balance sheets. At December 31, 2025 and 2024, the value of servicing assets was $1.1 million and $1.4 million, respectively, which is included in accrued interest receivable and other assets in the Company's consolidated balance sheets.

The Company has the ability to sell the guaranteed portion of loans originated through the SBA's 7(a) program. All SBA loan sales are executed on a servicing retained basis. The Company is required to retain a minimum of 10% of the principal balance in accordance with SBA regulations. Any gain on sale recognized as income is the sum of the premium on the guaranteed portion of the loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan that is retained. The remaining unguaranteed portion of the loan is presented net of the discount, which is recognized as interest income over the underlying loan's remaining term, using the effective interest method.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value, less estimated selling costs at the time of foreclosure, establishing a new cost basis, with any valuation adjustments charged to the ACL. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value, less any costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense. Foreclosed assets held for resale are included in accrued interest receivable and other assets in the consolidated balance sheet.

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

The following summarizes the methods and significant assumptions the Company use in estimating its fair value disclosures for financial instruments.

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

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company's primary sources of revenue are derived from interest and fees earned on loans, investment securities and other financial instruments, which are not within the scope of ASC 606. The Company has evaluated the nature of its contracts with customers and determined that its revenue from contracts with customers is appropriately disaggregated in its consolidated statement of income. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed within each contract, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in the Company applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Contract liabilities, which primarily relate to consulting income contracts, are included in accrued interest payable and other liabilities in the consolidated balance sheets.

The following table summarizes the value of contract liabilities at December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Balance, beginning of period	$317	$718
Revenue recognized	(317)	(401)
Balance, end of period	$—	$317

Payment Card and Service Charge Income

Payment card and service charge income are comprised of service charges on accounts and interchange and debit card transaction fees. Service charges on accounts consist of account analysis fees, monthly service fees, check orders and other account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied and the related revenue recognized over the period in which the service is provided. Check orders and other account related fees are largely transaction based, and therefore the Company's performance obligation is satisfied and related revenue recognized at a point in time. Payment for service charges on accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange and debit card transaction fees are primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transaction basis. Payment is typically received immediately or in the following month. The Company also enters into interchange arrangements with minimum commitment fees. Minimum commitment fees are recognized ratably, until such time that minimum commitment fees are exceeded or expected to be exceeded.

Compliance and Consulting Income

Compliance and consulting income is primarily comprised revenue generated by Paladin Fraud, and formerly Trabian. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats. Trabian provided consulting for the development of online and mobile banking platforms and digital products for Fintech companies. Related contracts are accounted for after they have been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Paladin Fraud and Trabian's services included in the Company's contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms and whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, financial models and other risk management services to customers within financial industries. Revenue from consulting services is recognized on a pro rata basis based upon actual labor hours completed as compared to budgeted labor hours for the deliverable.

Other Operating Income

Other operating income is primarily comprised of automatic teller machine ("ATM") fees, wire transfer fees, travelers check fees, revenue streams such as safe deposit box rental fees and other miscellaneous service charges. ATM fees, wire transfer fees and travelers check fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that as rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Bank’s performance obligations for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered. Payment is typically received immediately or in the following month. The Bank’s performance obligation for the gains and losses on sales of other real estate owned is satisfied, and the related revenue recognized, after each sale of other real estate owned is closed.

Stock-Based Compensation

Stock-based compensation cost is recognized for stock options and restricted stock units (“RSUs”), including time- and performance-based RSUs, issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures as they occur rather than estimating expected forfeitures. When an award is forfeited, previously recognized compensation expense is reversed in the period of the forfeiture.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, minimum pension liability and investment hedges, are reported as a separate component of the equity section of the consolidated balance sheets.

Such items, along with net income, are components of comprehensive income.

Income Taxes

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for credit losses, allowance for losses on foreclosed assets held for resale, depreciation and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes. The Company and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for financial statement and income tax purposes. No deferred income tax valuation allowance is provided as the Company believes it is more likely than not that realization of the deferred income tax asset will occur in the future.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company's federal and state income tax returns for taxable years through 2020 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company's chief operating decision makers ("CODMs") monitor the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a company-wide basis. The Company has identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact these changes may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments improve the disclosures about software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company opted to early adopt the amendments effective January 1, 2026 on a prospective basis. Entities that choose the prospective transition approach apply the guidance to new software costs incurred for all projects as of the beginning of the period of adoption. Adoption of the amendments is not expected to have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326). The amendments change the accounting for purchased seasoned loans, which are to be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026. The Company opted to early adopt the amendments effective January 1, 2026. Adoption of the amendments is not expected to have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact these changes may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In December 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effect tax rate reconciliation, as well as information on income taxes paid. Public entities are required to disclose additional information in specified categories with respect to the reconciliation of the federal, state and foreign statutory rate to the entity's effective tax rate. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for fiscal years beginning after December 15, 2024. The Company applied this ASU to its income taxes disclosures as further described in Note 9 – Income Taxes.

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2025 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$24,500	$30	$(2,476)	$22,054
United States sponsored mortgage-backed securities	295,958	3,044	(9,509)	289,493
United States treasury securities	4,998	—	(13)	4,985
Municipal securities	63,205	39	(6,785)	56,459
Corporate debt securities	29,941	207	(129)	30,019
Other debt securities	7,500	—	—	7,500
Total investment securities available-for-sale	$426,102	$3,320	$(18,912)	$410,510

Amortized cost and fair values of investment securities available-for-sale at December 31, 2024 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,449	$10	$(5,613)	$39,846
United States sponsored mortgage-backed securities	161,032	130	(13,582)	147,580
United States treasury securities	106,095	—	(2,120)	103,975
Municipal securities	114,845	28	(12,733)	102,140
Corporate debt securities	9,943	67	(92)	9,918
Other debt securities	7,500	—	—	7,500
Total investment securities available-for-sale	$444,864	$235	$(34,140)	$410,959

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2025
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$5,747	$5,736
After one year, but within five years	21,724	21,529
After five years, but within ten years	42,637	41,257
After ten years	355,994	341,988
Total	$426,102	$410,510

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $162.4 million and $247.4 million at December 31, 2025 and 2024, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of December 31, 2025. The Company evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, its ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

The following table summarizes the activity in the ACL related to available-for-sale debt securities during the twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
ACL, beginning of period	$—	$—
Provision for credit losses	1,000	1,000
Charge-offs	(1,000)	(1,000)
ACL, end of period	$—	$—

Although the available-for-sale debt securities in an unrealized loss position would result in a pretax loss of $18.9 million if sold at December 31, 2025, the Company has no intent to sell the applicable securities at such fair values, and maintain that it has the ability to hold these securities until all amortized cost basis has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be attributed to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, the Company has no ACL as of December 31, 2025.

The following tables show the number and amount of available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of December 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (17)	$433	$(1)	$18,726	$(2,475)
United States sponsored mortgage-backed securities (57)	48,138	(224)	66,182	(9,285)
United States treasury securities (1)	—	—	4,986	(13)
Municipal securities (126)	1,057	(13)	53,533	(6,772)
Corporate debt securities (17)	16,789	(117)	1,988	(12)
	$66,417	$(355)	$145,415	$(18,557)

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$5,956	$(264)	$32,854	$(5,349)
United States sponsored mortgage-backed securities (75)	92,929	(2,291)	44,444	(11,291)
United States treasury securities (23)	—	—	103,975	(2,120)
Municipal securities (201)	17,613	(1,425)	83,592	(11,308)
Corporate securities (6)	990	(10)	2,818	(82)
	$117,488	$(3,990)	$267,683	$(30,150)

The following table summarizes the investment sales and related gains and losses in 2025, 2024 and 2023:

(Dollars in thousands)	2025	2024	2023
Proceeds from sales of available-for-sale securities	$95,705	$24,327	$54,531
Gains, gross	403	658	—
Losses, gross	(7,842)	—	(1,536)

Proceeds from sales of equity securities	$769	$143	$566
Gains, gross	118	103	25
Losses, gross	—	—	(294)

Holding gains on equity securities	$3,661	$1,184	$146

The loss on sale of available-for-sale securities for the year ended December 31, 2025 was primarily driven by a strategic repositioning of the Company's securities portfolio during the third quarter of 2025, which resulted in a net loss of approximately $7.6 million.

Equity Securities

Equity securities totaling $50.6 million and $42.6 million at December 31, 2025 and December 31, 2024, respectively, primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as the Company's investments in other types of securities. The $8.0 million increase in the equity securities balance as of December 31, 2025 compared to December 31, 2024 was driven by $5.0 million of new investments and $3.7 million of net holding gains on equity securities, partially offset by sales of equity securities of $0.7 million. At December 31, 2025 and December 31, 2024, equity securities without readily determinable fair values were carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues and totaled $43.1 million and $37.6 million, respectively. At December 31, 2025 and December 31, 2024, equity securities recorded at net asset value totaled $7.5 million and $5.0 million, respectively.

Note 3 – Loans and Allowance for Credit Losses

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2025	2024
Commercial:
Business	$686,245	$668,458
Real estate	906,336	632,898
Acquisition, development and construction	116,784	115,500
Total commercial	$1,709,365	$1,416,856
Residential real estate	599,094	650,708
Home equity lines of credit	9,969	12,933
Consumer	25,599	18,620
Total loans	$2,344,027	$2,099,117
Deferred loan origination costs, net of fees	(864)	1,014
Loans receivable	$2,343,163	$2,100,131

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of December 31, 2025, the Bank had five shared national credit relationships with an aggregate commitment for $104.8 million and an aggregate outstanding balance of $89.7 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The amortized cost basis of loans serviced for others requiring recognition of a servicing asset were $126.4 million and $171.6 million at December 31, 2025 and 2024, respectively.

The Company currently manages its loan portfolios and the respective exposure to credit losses (credit risk) by the specific portfolio segments shown below. The Company's loan portfolio segmentation is based primarily on call report codes, which are levels at which the Company develops and documents its systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative yet concise disclosures within this document, as follows:

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

Residential real estate – This residential real estate segment contains permanent and construction mortgage loans principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate, which the Company previously presented under commercial acquisitions, development and construction loans under the incurred loss model. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the continuing financial stability of the borrower and, where applicable, the builder, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that the market may not absorb constructed units within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral. Residential real estate loans include the following ACL segments: residential and residential construction (including SBA subsegment).

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

As of December 31, 2025, the Bank’s other real estate owned balance totaled $0.6 million. The other real estate owned balance consists of one residential mortgage with a balance of $0.1 million and one commercial loan from the Company's acquisition of The First State Bank ("First State") in 2020 with a balance of $0.5 million. As of December 31, 2025, there was one residential mortgage in the process of foreclosure with a loan balance totaling $0.4 million.

As of December 31, 2024, the Bank's other real estate owned balance totaled $2.8 million. The other real estate owned balance consists of two residential mortgages with a balance of $2.3 million and one commercial loan from the Company's acquisition of First State in 2020 with a balance of $0.5 million. As of December 31, 2024, there were seven residential mortgages in the process of foreclosure with a loan balance totaling $3.1 million.

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

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced credit department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships with the intent of reviewing 35% to 40% of the Bank's commercial outstanding loan balances on an annual basis. The Bank's credit department compiles detailed reviews, including plans for resolution, on loans classified as Special Mention, Substandard and Doubtful on a quarterly basis.

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Risk rating:
Pass	$163,051	$86,050	$90,403	$112,603	$39,975	$162,717	$3,014	$657,813
Special Mention	—	—	13	6,457	102	27	3,169	9,768
Substandard	3,275	—	—	6,945	715	4,351	155	15,441
Doubtful	—	—	—	2,425	3	795	—	3,223
Total commercial business loans	$166,326	$86,050	$90,416	$128,430	$40,795	$167,890	$6,338	$686,245
Gross charge-offs	$—	$—	$—	$5,151	$150	$—	$—	$5,301

Commercial real estate:
Risk rating:
Pass	$385,587	$37,965	$103,877	$127,687	$109,778	$103,842	$311	$869,047
Special Mention	—	—	—	—	10,991	9,469	—	20,460
Substandard	—	—	—	—	—	16,829	—	16,829
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$385,587	$37,965	$103,877	$127,687	$120,769	$130,140	$311	$906,336
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Risk rating:
Pass	$42,512	$45,584	$357	$5,821	$8,126	$1,286	$—	$103,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,292	806	—	13,098
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$42,512	$45,584	$357	$5,821	$20,418	$2,092	$—	$116,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$46,191	$54,074	$25,392	$332,150	$78,269	$53,361	$2,234	$591,671
Special Mention	—	—	—	—	—	108	—	108
Substandard	—	—	302	4,002	—	2,903	108	7,315
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$46,191	$54,074	$25,694	$336,152	$78,269	$56,372	$2,342	$599,094
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$33	$—	$9,800	$—	$9,889
Special Mention	—	—	—	—	—	12	—	12
Substandard	—	—	—	—	—	68	—	68
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$33	$—	$9,880	$—	$9,969
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$13,533	$—	$1,066	$8,401	$2,322	$34	$—	$25,356
Special Mention	—	—	—	—	—	—	—	—
Substandard	95	—	36	81	31	—	—	243
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$13,628	$—	$1,102	$8,482	$2,353	$34	$—	$25,599
Gross charge-offs	$149	$—	$201	$1,185	$288	$—	$—	$1,823

Total:
Risk rating:
Pass	$650,874	$223,673	$221,151	$586,695	$238,470	$331,040	$5,559	$2,257,462
Special Mention	—	—	13	6,457	11,093	9,616	3,169	30,348
Substandard	3,370	—	338	11,028	13,038	24,957	263	52,994
Doubtful	—	—	—	2,425	3	795	—	3,223
Total loans	$654,244	$223,673	$221,502	$606,605	$262,604	$366,408	$8,991	$2,344,027
Gross charge-offs	$149	$—	$201	$6,336	$438	$—	$—	$7,124

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial business:
Risk rating:
Pass	$68,129	$124,736	$211,526	$51,202	$58,015	$98,747	$6,439	$618,794
Special Mention	35	—	21,053	9,259	1,816	4,863	813	37,839
Substandard	—	1,227	2,549	1,777	508	2,290	207	8,558
Doubtful	—	—	1,681	292	278	1,016	—	3,267
Total commercial business loans	$68,164	$125,963	$236,809	$62,530	$60,617	$106,916	$7,459	$668,458
Gross charge-offs	$2	$—	$3,125	$885	$—	$367	$—	$4,379

Commercial real estate:
Risk rating:
Pass	$63,058	$97,119	$121,694	$161,886	$9,222	$122,809	$431	$576,219
Special Mention	—	—	—	7,743	—	—	—	7,743
Substandard	—	—	—	17,984	—	30,952	—	48,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$63,058	$97,119	$121,694	$187,613	$9,222	$153,761	$431	$632,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$11,352	$13,675	$36,425	$29,885	$6,673	$1,287	$—	$99,297
Special Mention	—	—	—	—	—	2,267	—	2,267
Substandard	—	—	—	13,506	—	430	—	13,936
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$11,352	$13,675	$36,425	$43,391	$6,673	$3,984	$—	$115,500
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$81,559	$37,914	$375,065	$90,440	$32,902	$22,759	$2,666	$643,305
Special Mention	—	—	798	—	—	1,567	—	2,365
Substandard	—	—	2,798	—	360	1,672	115	4,945
Doubtful	—	—	—	—	—	93	—	93
Total residential real estate loans	$81,559	$37,914	$378,661	$90,440	$33,262	$26,091	$2,781	$650,708
Gross charge-offs	$—	$—	$—	$11	$—	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
December 31, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$57	$35	$—	$1,056	$11,475	$—	$12,623
Special Mention	—	—	—	—	—	142	—	142
Substandard	—	—	—	—	—	168	—	168
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$57	$35	$—	$1,056	$11,785	$—	$12,933
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,597	$12,812	$3,949	$—	$43	$—	$18,401
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	21	147	51	—	—	—	219
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$1,618	$12,959	$4,000	$—	$43	$—	$18,620
Gross charge-offs	$—	$384	$2,530	$452	$—	$—	$—	$3,366

Total:
Risk rating:
Pass	$224,098	$275,098	$757,557	$337,362	$107,868	$257,120	$9,536	$1,968,639
Special Mention	35	—	21,851	17,002	1,816	8,839	813	50,356
Substandard	—	1,248	5,494	33,318	868	35,512	322	76,762
Doubtful	—	—	1,681	292	278	1,109	—	3,360
Total loans	$224,133	$276,346	$786,583	$387,974	$110,830	$302,580	$10,671	$2,099,117
Gross charge-offs	$2	$384	$5,655	$1,348	$—	$367	$—	$7,756

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
December 31, 2025
Commercial:
Business	$674,168	$461	$762	$10,854	$12,077	$686,245	$9,555	$—	$8,434	$—
Real estate	900,244	—	6,092	—	6,092	906,336	—	—	—	—
Acquisition, development and construction	116,784	—	—	—	—	116,784	13,099	—	13,099	—
Total commercial	1,691,196	461	6,854	10,854	18,169	1,709,365	22,654	—	21,533	—
Residential	591,255	2,935	1,211	3,693	7,839	599,094	7,690	—	4,987	—
Home equity lines of credit	9,656	246	22	45	313	9,969	68	—	—	—
Consumer	23,387	1,542	427	243	2,212	25,599	243	—	—	—
Total loans	$2,315,494	$5,184	$8,514	$14,835	$28,533	$2,344,027	$30,655	$—	$26,520	$—

December 31, 2024
Commercial:
Business	$662,163	$736	$2,252	$3,307	$6,295	$668,458	$6,174	$—	$2,682	$—
Real estate	614,914	—	—	17,984	17,984	632,898	—	17,984	—	—
Acquisition, development and construction	101,564	430	—	13,506	13,936	115,500	13,935	—	13,936	—
Total commercial	1,378,641	1,166	2,252	34,797	38,215	1,416,856	20,109	17,984	16,618	—
Residential	645,430	3,364	45	1,869	5,278	650,708	4,110	—	1,871	—
Home equity lines of credit	12,799	40	46	48	134	12,933	168	—	—	—
Consumer	16,720	1,390	290	220	1,900	18,620	220	—	—	—
Total loans	$2,053,590	$5,960	$2,633	$36,934	$45,527	$2,099,117	$24,607	$17,984	$18,489	$—

In December 2025, the Company entered into an arrangement with a Fintech client to fund an early wage access program for its customers. As of December 31, 2025, the balance is $2.7 million and is included in consumer loans. These advances typically have repayment terms of 1-14 days and are secured by the employee's earned wages. Under the terms of the arrangement, the Company's Fintech client is obligated to reimburse the Company for any advances that remain unpaid for more than 60 days. Based on the insignificant outstanding balance and the arrangement for reimbursement of advances outstanding for more than 60 days, the delinquency table above excludes loans included in the early wage access program.

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the loan balance is uncollectible. Accrued interest receivable is excluded from the estimate of credit losses, as it is reversed from net income at the time when a loan is placed on non-accrual. Management determines the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors.

At December 31, 2025 and 2024, individually analyzed loans totaled $31.6 million and $43.2 million, respectively. A portion of the ACL of $0.4 million and $1.3 million was allocated to cover any loss in these loans at December 31, 2025 and 2024, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Accounts Receivable	Other	Totals	Allowance for Credit Losses
December 31, 2025
Commercial
Business	$4,434	$550	$149	$2,019	$7,152	$89
Real estate	—	—	—	—	—	—
Acquisition, development and construction	12,292	—	—	—	12,292	—
Total commercial	16,726	550	149	2,019	19,444	89
Residential	5,559	—	—	—	5,559	4
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	243	—	—	243	100
Total	$22,285	$793	$149	$2,019	$25,246	$193

Collateral value	$103,122	$1,318	$190	$3,625	$108,255

December 31, 2024
Commercial
Business	$2,500	$1,516	$—	$240	$4,256	$827
Real estate	17,984	—	—	—	17,984	—
Acquisition, development and construction	13,506	—	—	—	13,506	—
Total commercial	$33,990	$1,516	$—	$240	$35,746	$827
Residential	2,866	—	—	—	2,866	36
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	220	—	—	220	73
Total	$36,856	$1,736	$—	$240	$38,832	$936

Collateral value	$66,247	$2,578	$—	$—	$68,825

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at December 31, 2025 and December 31, 2024.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ACL balance at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663
Provision for credit losses[1]	6,307	704	173	7,184	373	2	203	7,762
Charge-offs	(5,301)	—	—	(5,301)	—	—	(1,823)	(7,124)
Recoveries	50	9	—	59	—	4	1,463	1,526
ACL balance at December 31, 2025	$7,551	$3,284	$1,945	$12,780	$7,695	$101	$1,251	$21,827

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses[1]	2,091	(380)	98	1,809	886	(6)	(751)	1,938
Charge-offs	(4,379)	—	—	(4,379)	(11)	—	(3,366)	(7,756)
Recoveries	852	20	—	872	35	4	2,446	3,357
ACL balance at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses[1]	2,954	71	322	3,347	(541)	(33)	(4,091)	(1,318)
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(4,572)	—	—	(4,572)	(400)	—	(13,507)	(18,479)
Recoveries	194	2	—	196	77	4	8,908	9,185
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

During the year ended December 31, 2025, there were charge-offs totaling $7.1 million. This amount comprised $3.2 million related to the unguaranteed portions of SBA loans across 17 borrowers, $2.1 million attributable to one borrower with a commercial loan secured by business assets, and $1.8 million associated with consumer automotive loans to various borrowers. Both the commercial government guaranteed and consumer automotive loan segments were previously identified as having higher instances of charge offs, and the single commercial loan secured by business assets is due to borrower specific circumstances, and not indicative of any larger trends within the commercial portfolio.

The provision for credit losses related to unfunded commitments was immaterial and $0.6 million for the year ended December 31, 2025 and December 31, 2024, respectively. The release of allowance related to unfunded commitments was $0.6 million for the year ended December 31, 2023.

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

The following tables summarize the amortized cost basis of loans that were modified during the twelve months ended:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
December 31, 2025
Commercial
Business	$—	$5,247	$268	$—	$5,515	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	13,099	—	13,099	11%
Total commercial	—	5,247	13,367	—	18,614	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$5,247	$13,367	$—	$18,614	1%

December 31, 2024
Commercial
Business	$—	$4,541	$466	$—	$5,007	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,541	466	—	5,007	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,541	$466	$—	$5,007	—%

The above table presents the amortized cost basis of loans that were experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable.

As of December 31, 2025, there were 12 loans to 12 borrowers that received payment delay modifications and three loans to three borrowers receiving a term extension. These 15 total loans include 11 commercial loans with government guarantees totaling $4.4 million and four commercial loans totaling $1.9 million secured by various collateral, including residential lots, marketable securities, accounts receivable and business assets.

As of December 31, 2024, there were 21 loans to 20 borrowers that received payment delay modifications and one loan to a borrower receiving a term extension. These 22 total loans include 21 commercial loans with government guarantees totaling $4.8 million and one commercial loan secured by accounts receivable totaling $0.2 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
December 31, 2025
Commercial
Business	$286	$103	$2,720	$3,109
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	286	103	2,720	3,109
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$286	$103	$2,720	$3,109

December 31, 2024
Commercial
Business	$114	$964	$1,693	$2,771
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	114	964	1,693	2,771
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$114	$964	$1,693	$2,771

As of December 31, 2025, there are six modified loans past due, with an amortized costs basis of $3.1 million. Five modified loans past due totaling $2.7 million are commercial notes with government guarantees secured by business assets. All six of these notes are considered non-accrual as of December 31, 2025.

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

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
December 31, 2025
Commercial
Business	$—	$1,210	$—	$—	$1,210
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	1,210	—	—	1,210
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$1,210	$—	$—	$1,210

December 31, 2024
Commercial
Business	$—	$988	$—	$—	$988
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	988	—	—	988
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$988	$—	$—	$988

As of December 31, 2025, there are two modified loans that have defaulted, with an amortized costs basis of $1.2 million. These loans are commercial notes with a government guarantee and is considered non-accrual as of December 31, 2025.

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

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31:

(Dollars in thousands)	2025	2024
Land	$1,030	$1,072
Buildings and improvements	7,779	7,779
Furniture, fixtures and equipment	9,842	14,931
Software	3,005	6,787
Construction in progress	636	270
Leasehold improvements	2,811	2,836
Premises and equipment, gross	25,103	33,675
Accumulated depreciation	(14,724)	(21,200)
Premises and equipment, net	$10,379	$12,475

Depreciation expense totaled $2.6 million, $3.8 million and $4.6 million for 2025, 2024 and 2023, respectively.

In December 2024, the Company completed a sale-leaseback transaction with a purchase price of $17.6 million. The sale was for four branch locations and the initial lease term is 15 years. The sale-leaseback transaction resulted in a pre-tax gain on sale of assets of $11.8 million. Lease liabilities and right-of-use assets totaled $15.5 million for the sale-leaseback transaction and the amounts are included in the total lease liabilities and right-of-use assets discussed below.

The Company leases certain premises and equipment under operating leases. At December 31, 2025, the Company had lease liabilities totaling $26.1 million and right-of-use assets totaling $24.7 million. At December 31, 2025, the weighted-average remaining lease term for operating leases was 12.0 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 6.0%.

At December 31, 2024, the Company had lease liabilities totaling $28.1 million and right-of-use assets totaling $26.9 million, substantially all of which was related to operating leases. At December 31, 2024, the weighted-average remaining lease term for operating leases was 12.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 5.9%.

Lease liabilities and right-of-use assets are included in accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively.

The following shows lease costs for the years ended:

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$3,369	$1,990	$1,795
Amortization of right-of-use assets, finance leases	—	1	10
Short-term lease cost	—	—	8
Variable lease cost	—	—	38
Sublease payments received	(388)	(388)	(385)
Total lease cost	$2,981	$1,603	$1,466

There were no sale-leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2025.

For operating leases with initial or remaining terms of one year or more as of December 31, 2025, the following table presents future minimum payments for the twelve month periods ended December 31:

(Dollars in thousands)	Operating Leases
2026	$3,079
2027	3,149
2028	3,207
2029	3,023
2030	2,702
2031 and thereafter	22,845
Total future minimum lease payments	$38,005
Less: Amounts representing interest	(11,877)
Present value of net future minimum lease payments	$26,128

Note 5 – Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether its equity method investments are significant. In evaluating the significance of these investments, the Company performed the income, investment and asset tests described in S-X 1-02(w) for each equity method investment. Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information for all equity method investees in an annual report if any of the equity method investees, individually or in the aggregate, result in any of the tests exceeding 10%.

Under the income test, the Company's proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10% for the year ended December 31, 2025, accordingly, it is required to provide summarized income statement information for all investees for all periods presented. Management determined that the Company's investment in Warp Speed is considered significant under the meaning of Regulation S-X for the year ended December 31, 2025. In accordance with Regulation S-X Rule 3-09, the audited financial statements of Warp Speed for the year ended December 31, 2025 will be filed by amendment to this Annual Report on Form 10-K on or before March 31, 2026.

The Company's equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to its share of the entities' earnings.

ICM

The following table provides summarized income statement information for the Company's equity method investment in ICM for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(Dollars in thousands)	2025	2024	2023
Total revenues	$42,744	$44,277	$39,283
Net income (loss)	1,238	1,501	(9,418)

Gain on loans sold	$28,603	$28,032	$22,782
(Loss) gain on loans held for sale	(434)	224	457
Volume of loans sold	1,382,413	1,363,973	1,353,410

The Company owns a 42.75% common membership interest in ICM and is entitled to a 40% profit interest in the earnings of ICM. The 42.75% common membership interest ownership allows the Company to have significant influence over ICM's operations and decision making. Accordingly, the investment, which had a carrying value of $24.2 million at December 31, 2025, is accounted for as an equity method investment. The Company's share of net income from its investment in ICM was $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, and its share of net loss was $3.8 million for the year ended December 31, 2023. As of December 31, 2025 and 2024, the mortgage pipeline was $427.2 million and $482.4 million, respectively.

Warp Speed

The following table presents summarized income statement information for the Company's equity method investment in Warp Speed for the periods shown:

	December 31,
(Dollars in thousands)	2025	2024	2023
Total revenues	$194,955	$159,662	$143,784
Net income	20,933	288	7,234

Gain on loans sold	$63,365	$54,541	$37,218
(Loss) gain on loans held for sale	(2,331)	3,698	8,210
Volume of loans sold	2,148,998	1,624,588	1,370,313

The Company's ownership percentage of 36.75% of Warp Speed allows it to have significant influence over Warp Speed's operations and decision making. Accordingly, the investment, which had a carrying value of $61.1 million at December 31, 2025, is accounted for as an equity method investment. At the time of acquisition, the Company made a policy election to record its proportionate share of net income of the investee on a three month lag. The Company's share of Warp Speed's net income for the years ended December 31, 2025, 2024 and 2023 totaled $7.9 million, $1.0 million and $2.7 million, respectively. As of December 31, 2025 and 2024, the mortgage pipeline was $700.1 million and $543.4 million, respectively.

Ayers Socure II

The Company's ownership percentage of Ayers Socure II is 10% and it was determined that the Company has significant influence over the company. Accordingly, the investment, which had a carrying value of $1.5 million at December 31, 2025, is accounted for as an equity method investment. The Company's share of net income from Ayers Socure II for the years ended December 31, 2025, 2024 and 2023 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to the Company's equity method investment in Ayers Socure II, it also has direct equity security ownership interest in Socure. With the combination of the Company's investments in both Ayers Socure II and Socure directly, it own less than 1% of Socure in total.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2025	2024
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,144,682	$940,994
NOW	575,277	473,225
Savings and money markets	532,928	437,145
Time deposits, including CDs and IRAs	589,159	842,251
Total deposits	$2,842,046	$2,693,615

Time deposits that meet or exceed the FDIC insurance limit	$596	$2,962

Maturities of time deposits at December 31, 2025 were as follows (dollars in thousands):

2026	$358,756
2027	190,247
2028	39,133
2029	988
2030	16
Thereafter	19
Total	$589,159

As of December 31, 2025 and December 31, 2024, overdrawn deposit accounts totaling $5.8 million and $2.8 million were reclassified as loan balances.

Deposit Concentration

As of December 31, 2025 and December 31, 2024, $776.9 million and $546.6 million of deposits were with the Company's three largest clients, respectively. The increase is primarily due to $129.9 million of deposits brought on-balance sheet from the deposit network with the largest client for liquidity management.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of December 31, 2025, the Bank's maximum borrowing capacity with the FHLB was $739.6 million and the remaining borrowing capacity was $702.5 million, with the difference being deposit letters of credit of $36.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $0.2 million. Additionally, as of December 31, 2025 and December 31, 2024, the Bank had no short-term borrowings through its Federal Funds lines of credits with various other lending institutions, with an aggregate maximum borrowing capacity of $67.0 million.

Short-term borrowings

As of December 31, 2025 and December 31, 2024, the Bank had no short-term borrowings with the FHLB, Federal Reserve Bank or other such lending institutions and no Fed Funds purchased outstanding.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2025	2024
Balance at end of year	$—	$—
Average balance during the year	1,300	25
Maximum month-end balance	—	—
Weighted-average rate during the year	4.54%	6.46%
Weighted-average rate at December 31	—%	—%

Long-term borrowings

As of December 31, 2025 and December 31, 2024, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with clients representing funds deposited, on an overnight basis, that are collateralized by investment securities owned by us. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company's repurchase agreements reflected in liabilities consist of client accounts and securities which are pledged on an individual security basis.

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected in the amount of cash received in connection with the transaction. The primary risk with the Company's repurchase agreements is the market risk associated with the investments securing the transactions, as it may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with its safekeeping agents.

At December 31, 2025 and December 31, 2024, all of the Company's repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $3.4 million and $2.8 million at December 31, 2025 and December 31, 2024, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2025	2024
Balance at end of year	$3,339	$2,759
Average balance during the year	3,427	3,477
Maximum month-end balance	5,834	4,755
Weighted-average rate during the year	1.92%	1.28%
Weighted-average rate at December 31	1.63%	1.78%

Subordinated debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2025	2024
Balance at end of year	$74,026	$73,787
Average balance during the year	73,922	73,667
Maximum month-end balance	74,026	73,787
Weighted-average rate during the year	4.13%	4.04%
Weighted-average rate at December 31	3.94%	3.99%

In September 2021, the Company completed the private placement of $30 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term secured overnight financing rate ("SOFR"), plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, the Company completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. A portion of the subordinated notes were redeemed in March 2026. Refer to Note 25 – Subsequent Events.

In March 2007, the Company completed the private placement of $4.0 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 0.26%, plus Three-Month Term SOFR. The obligations the Company provides with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. The securities issued by the Trust are includable for regulatory purposes as a component of the Company's Tier 1 capital.

The Company recognized interest expense on its subordinated debt of $3.3 million, $3.2 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8 – Commitments and Contingent Liabilities

Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company's policy for obtaining collateral, and the nature of such collateral, is substantially the same as that involved in making commitments to extend credit.

Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits.

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the Company's ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the Company's ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of December 31, 2025 and December 31, 2024, the liability for unfunded commitments related to loans held for investment was $1.5 million and $1.6 million, respectively.

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2025	2024
Available on lines of credit	$332,718	$397,033
Stand-by letters of credit	39,954	41,064
Other loan commitments	15,716	15,840
	$388,388	$453,937
Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily commercial and residential real estate, personal property and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis and the amount of collateral the Company obtains is based upon management’s credit evaluation.
Contingent Liabilities

The Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters would not have a significant adverse effect on the consolidated financial statements.

Note 9 – Income Taxes

The components of income tax expense are as follows for the years ended December 31,:

(Dollars in thousands)	2025	2024	2023
Income, before income tax expense (benefit)
United States	$36,850	$26,344	$39,125

Income tax expense (benefit)
Current:
Federal	$8,674	$3,438	$6,707
State	1,644	465	1,315
Total current tax expense	$10,318	$3,903	$8,022
Deferred:
Federal	$(414)	$1,873	$8
State	24	323	89
Total deferred tax (benefit) expense	(390)	2,196	97
Total income taxes
Federal	8,260	$5,311	$6,715
State	1,668	788	1,404
Total income taxes	$9,928	$6,099	$8,119
There was no income from foreign countries for the years ended December 31, 2025, 2024, and 2023.

The following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2025		2024		2023
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$7,738	21.0%	$5,532	21.0%	$8,217	21.0%
Tax effect of:
State income taxes, net of federal income taxes	1,322	3.6%	623	2.4%	1,109	2.8%
Tax credits
Research and development tax credit	—	—%	(456)	(1.7)%	—	—%
Investment tax credits	(1,678)	(4.5)%	—	—%	—	—%
Other tax credits	80	0.2%	—	—%	—	—%
Nontaxable or nondeductible items
Nontaxable income:
Interest on municipal securities	(517)	(1.4)%	(540)	(2.0)%	(706)	(1.8)%
Income on bank-owned life insurance	(318)	(0.9)%	(245)	(0.9)%	(220)	(0.6)%
Other nontaxable income	—	—%	(23)	(0.1)%	(27)	(0.1)%
Nondeductible expenses:
Municipal bond interest expense	302	0.8%	406	1.4%	103	0.3%
Public relations expense	415	1.1%	254	1.0%	335	0.9%
Executive compensation expense	1,561	4.2%	227	0.9%	298	0.8%
Other nondeductible expenses	474	1.3%	149	0.6%	209	0.5%
Other	549	1.5%	172	0.6%	(1,199)	(3.0)%
	$9,928	26.9%	$6,099	23.2%	$8,119	20.8%

There were no domestic federal reconciling items related to the effect of cross-border tax laws, changes in tax laws or rates enacted in the current period, changes in valuation allowance, foreign tax effects, and changes in unrecognized tax benefits.

The components of income taxes paid, net of refunds, are as follows for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Federal	$16,192	$—	$10,910
State	1,310	924	2,172
Total	$17,502	$924	$13,082

Income taxes paid exceeded five percent of total income taxes paid in the following jurisdictions:
State
California	*	$121	*
Florida	*	171	*
Maryland	*	94	*
North Carolina	*	112	*
Pennsylvania	*	103	*
* Jurisdiction below the threshold for the period presented

Deferred income tax assets and liabilities were comprised of the following as of December 31:

(Dollars in thousands)	2025	2024
Gross deferred tax assets:
Allowance for credit losses	$5,286	$5,118
Minimum pension liability	654	734
Research and development	—	1,126
Stock-based compensation	924	903
Supplemental executive retirement plan	—	401
Unrealized loss on securities available-for-sale	3,553	7,958
Lease liabilities	6,341	6,772
Depreciation	817	329
Other	978	660
Total gross deferred tax assets	18,553	24,001

Gross deferred tax liabilities:
Pension	(1,113)	(1,086)
Holding gain on equity securities	(4,243)	(4,247)
Equity method investment	(2,119)	(2,061)
Goodwill	(107)	(88)
Right-of-use assets	(6,003)	(6,479)
Other	(1,836)	(2,697)
Total gross deferred tax liabilities	(15,421)	(16,658)

Net deferred tax assets	$3,132	$7,343

Net deferred income tax assets are included in accrued interest and other assets. The Company has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Company is no longer subject to examination by the Internal Revenue Service for years prior to 2022.

In December 2025, the Company purchased approximately $14.2 million of Investment Tax Credits ("ITCs") related to two projects that involve anaerobic digesters that qualify as “qualified biogas properties” under Section 48 of the Internal Revenue Code of 1986. The Company paid $12.5 million for the ITCs, reducing its 2025 income tax liability by approximately $1.7 million. The Company accounted for the purchased ITCs in accordance with guidance included in ASC 740, Income Taxes.

Note 10 – Related Party Transactions

The Company has granted loans to its officers and directors and to their immediate family members, as well as to related companies. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability. Set forth below is a summary of the related party loan activity.

(Dollars in thousands)	Balance at Beginning of Year	Borrowings, net of participations	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2025	$25,554	$105,625	$—	$(73,265)	$57,914

December 31, 2024	$22,372	$97,966	$—	$(94,784)	$25,554

The Company held related party deposits of $242.4 million and $303.3 million at December 31, 2025 and December 31, 2024, respectively.

The Company maintains an investment in BillGO, Inc., a Fintech company specializing in digital payment solutions, and accounts for its ownership using the measurement alternative included in ASC 321, Investments—Equity Securities, whereby the investment is carried at cost, adjusted for observable price changes for identical or similar investment, less any impairment. The carrying value of this investment was $16.9 million at both December 31, 2025 and December 31, 2024. In January 2022, the MVB Bank Inc. Board of Directors approved a $35.0 million line of credit to BillGO, Inc. The line of credit was closed as of December 31, 2023. Interest income on the line of credit to BillGO, Inc. totaled $0.3 million for the year ended December 31, 2023, with no interest income recognized in 2025 or 2024. Issuing sponsorship income generated during the year from contracts with BillGO, Inc. totaled $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In October 2022, the Company acquired an interest in Warp Speed and accounts for its ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. As part of the purchase, the Company is able to designate two out of seven directors to the board of directors of Warp Speed. The Company purchases loan participations from CalCon Mutual Mortgage LLC ("CalCon"), a subsidiary of Warp Speed. As of December 31, 2025 and December 31, 2024, loans purchased from CalCon had an outstanding balance of $50.8 million and $51.2 million. Interest income recognized on these participations was $3.9 million, $3.0 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company accounts for its ownership interest in ICM as an equity method investment and purchases loan participations from ICM. As of December 31, 2025 and December 31, 2024, loans purchased from ICM had an outstanding balance of $474.0 million and $540.9 million, respectively. In December 2022, the Company completed the placement of a $5.0 million subordinated note to ICM. In December 2023, the subordinated note was amended and restated to extend the maturity date until December 2024. In October 2024, principal and interest was paid in the amount of $2.8 million and the maturity date was extended a second time to January 2026, with total of $3.0 million of principal remaining. Separately, in October 2022, the Company completed the placement of a $1.4 million subordinated note to ICM with an interest rate of 8% per annum, compounded annually, that was paid off in October 2025. In addition, in July 2020, the Company acquired 100 preferred units of ICM. As of December 31, 2025, the Company's investment in the preferred units of ICM was $7.5 million and the Company receives a priority distribution equal to an annual rate of 5.5%.

Note 11 – Pension Plan

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan. Benefits are based on years of service and the employee’s compensation. Accruals under the plan were frozen as of May 31, 2014. Freezing the plan resulted in a remeasurement of the pension obligations and plan assets as of the freeze date. The pension obligation was remeasured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.5%.

In June 2017, the Company approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") was entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date, he was entitled to receive $1.8 million payable in 180 consecutive equal monthly installments upon retirement. The liability was calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.7 million as of December 31, 2024. The SERP was terminated in February 2024. Within the agreement, there was a one year provision for payment delay, and the $1.8 million obligation was paid in April 2025. Net periodic pension income and expense was not significant for 2025, 2024 or 2023.

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2025 and 2024 is as follows:

(Dollars in thousands)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$8,763	$9,286
Interest cost	476	453
Actuarial loss	201	97
Assumption changes	160	(610)
Benefits paid	(426)	(463)
Benefit obligation at end of year	$9,174	$8,763

Change in plan assets:
Fair value of plan assets at beginning of year	$10,383	$10,006
Actual return on plan assets	1,169	840
Benefits paid	(426)	(463)
Fair value of plan assets at end of year	$11,126	$10,383

Funded status	$1,952	$1,620
Unrecognized net actuarial loss	2,701	3,044
Prepaid pension cost recognized	$4,653	$4,664

At December 31, 2025, 2024 and 2023, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2025	2024	2023
Discount rate	5.43%	5.59%	5.01%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost (income) are as follows:

(Dollars in thousands)	2025	2024	2023
Interest cost	$476	$453	$450
Expected return on plan assets	(617)	(628)	(655)
Amortization of net actuarial loss	151	174	117
Net periodic pension cost (income)	$10	$(1)	$(88)

For the years December 31, 2025, 2024 and 2023, the weighted-average assumptions used to determine net periodic pension cost (income) are as follows:

	2025	2024	2023
Discount rate	5.43%	5.59%	5.01%
Expected long-term rate of return on plan assets	5.75%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a

The Company's pension plan asset allocations at December 31, 2025 and 2024 are as follows:

	2025	2024
Plan Assets
Cash	5%	5%
Fixed income	32%	30%
Alternative investments	13%	12%
Domestic equities	32%	31%
Foreign equities	18%	21%
Real estate investment trusts	—%	1%
Total	100%	100%

The following table sets forth the fair value by level within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, of the pension plan’s assets as of December 31, 2025:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$556	$—	$—	$556
Fixed income	3,560	—	—	3,561
Alternative investments	—	—	1,446	1,446
Domestic equities	3,560	—	—	3,560
Foreign equities	2,003	—	—	2,003

Total	$9,679	$—	$1,446	$11,126

Investments reported at net asset value[1]				—
Total assets at fair value				$11,126
1 Investments reported at net asset value include real estate investment trusts.

The following table sets forth the pension plan’s assets by fair value hierarchy level, as defined in Note 18 – Fair Value Measurements, at fair value as of December 31, 2024:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$519	$—	$—	$519
Fixed income	3,115	—	—	3,115
Alternative investments	—	—	1,246	1,246
Domestic equities	3,219	—	—	3,219
Foreign equities	2,180	—	—	2,180

Total	$9,033	$—	$1,246	10,279

Investments reported at net asset value[1]				104
Total assets at fair value				$10,383
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

The following table includes the Company's best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2026 through December 31, 2026	$—

Estimated future benefit payments reflecting expected future service
2026	$588
2027	599
2028	620
2029	621
2030	622
2031 through 2035	3,088

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Amortization	Net
Balance at January 1, 2025	$2,838	$600	$(338)	$262
Reduction of goodwill and intangibles resulting from sale of Trabian	(1,638)	(600)	346	(254)
Amortization expense	—	—	(8)	(8)
Balance at Balance at December 31, 2025	$1,200	$—	$—	$—

Balance at January 1, 2024	$2,838	$600	$(248)	$352
Amortization expense	—	—	(90)	(90)
Balance at December 31, 2024	$2,838	$600	$(338)	$262

Balance at January 1, 2023	$3,988	$3,820	$(2,189)	$1,631
Reduction of goodwill and intangibles resulting from sale of Chartwell	(1,150)	(3,220)	2,133	(1,087)
Amortization expense	—	—	(192)	(192)
Balance at December 31, 2023	$2,838	$600	$(248)	$352

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. Intangibles represent customer relationships and trade name related to prior acquisitions, which were being amortized over four years and ten years, respectively.

In January 2025, the Company entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by the Company, and the Company no longer consolidates Trabian in its financial statements. This transaction resulted in a reduction of goodwill and intangibles of $1.6 million and $0.3 million, respectively. For more information on the transaction, refer to Note 24 – Acquisitions and Divestitures.

Goodwill is evaluated for impairment if events and circumstances indicate a potential for impairment. No impairment charges were recorded for goodwill and other intangible assets in any of the periods presented.

Note 13 – Stock-Based Compensation

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. In 2022, the Board of Directors adopted the MVB Financial Corp 2022 Incentive Plan (the “2022 Plan”), which was approved by the shareholders at the annual meeting in May 2022. The 2022 Plan replaced the MVB Financial Corp. 2013 Stock Incentive Plan (the “2013 Plan”) and provides for 975,000 shares authorized for grant, which includes the number of shares reserved for issuance under the 2013 Plan, that remained available for grant thereunder as of the date of Board approval of the 2022 Plan. As of December 31, 2025, 125,899 shares remain available for issuance.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost based upon the fair value of the instruments on the date of the grant. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2025	2024	2023
Stock Options	$832	$370	$435
RSUs	2,969	2,544	2,223
Total stock-based compensation expense	$3,801	$2,913	$2,658

Proceeds from stock options exercised were $2.3 million, $1.5 million and $0.6 million during 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, certain options were exercised in broker-assisted cashless transactions. Shares were forfeited related to exercise price and related tax obligations, and the Company paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the grant date. Generally, options granted vest in three to five years and expire ten years from the grant date.

The following summarizes stock options as of and for the year ended December 31, 2025:

	2025
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	796,412	$16.82
Granted	89,162	18.19
Exercised	(164,728)	13.97
Forfeited	(23,341)	20.73
Expired	(12,499)	27.14

Outstanding at end of year	685,006	$17.37

Exercisable at end of year	579,723	$17.06

Weighted-average fair value of options granted during 2025		$5.48
Weighted-average fair value of options granted during 2024		$5.59
Weighted-average fair value of options granted during 2023		$7.17

The intrinsic value of options exercised during 2025, 2024 and 2023 was $2.0 million, $0.7 million and $0.6 million, respectively.

The fair value for the options was estimated at the grant date using a Black-Scholes option-pricing model with the following inputs:

	2025	2024	2023
Average risk-free interest rates	4.11%	4.21%	4.06%
Weighted-average life (years)	7	7	7
Expected volatility	39.5%	36.9%	42.4%
Expected dividend yield	3.48%	3.54%	3.07%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2025:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
685,006	$17.37	$5.9	3.27	579,723	$17.06	$5.2	2.25

At December 31, 2025, total unrecognized pre-tax compensation expense related to unvested stock options outstanding was $0.5 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. For the year ended December 31, 2025, the fair value of stock options vested was $0.4 million.

Restricted Stock Units

Under the provisions of the Plan, RSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives the stock according to a vesting plan and distribution schedule, after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company's common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 235,958 RSUs in 2025, 155,506 of which were time-based awards and 80,452 of which were performance-based awards. Time-based RSUs granted in 2025 generally vest in three equal installments over a three-year period, with the exception of time-based grants to members of the Board of Directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for the Company's RSUs for the period indicated is presented in the following table:

	2025
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	333,155	$20.60
Granted	235,958	18.18
Vested	(109,859)	19.16
Forfeited	(96,245)	23.62
Balance at end of year	363,009	$18.69

Weighted-average fair value of RSUs granted during 2025		$18.18
Weighted-average fair value of RSUs granted during 2024		$18.12
Weighted-average fair value of RSUs granted during 2023		$17.42

At December 31, 2025, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $3.7 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2025, the fair value of RSU awards vested during the year was $2.1 million.

Subsidiary Equity Plan

In December 2021, Victor's Board of Directors approved the Victor Technologies, Inc. 2021 Incentive Plan (the “2021 Victor LTI Plan”) which was an incentive plan denominated in Victor’s common shares. The 2021 Victor LTI Plan provided for the issuance of stock options, stock appreciation rights, restricted stock awards and restricted stock units to selected employees and directors. The maximum number of shares issuable under the 2021 Victor LTI Plan was $4.0 million shares were authorized for grant under the plan, and as of September 30, 2025, 738,798 shares remained available for issuance.

In September 2025, the Company sold substantially all assets and operations of Victor. For more information on the sale, refer to Note 24 – Acquisitions and Divestitures. Upon closing of the transaction, 2,016,225 unvested non-qualified and incentive stock options fully vested and were converted into a right to receive a stock option payout. The unrecognized compensation expense associated with these awards was recognized upon the closing of the transaction and was included as a reduction of the net gain on sale. Additionally, the stock option payout to the respective option holders was processed and applied as a reduction in the net gain on sale. As of December 31, 2025, no awards are outstanding under this plan and no further awards will be granted under this plan.

Note 14 – Earnings Per Share

Basic earnings per share (“EPS”) is determined by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is determined by dividing net income available to common shareholders by the weighted-average number of shares outstanding, increased by both the number of shares that would be issued assuming the exercise of instruments under the Company's incentive stock plan.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2025	2024	2023
Numerator for earnings per share:
Net income from continuing operations	$26,922	$20,245	$22,224
Net (income) loss attributable to noncontrolling interest	18	(154)	226
Net income available to common shareholders from continuing operations	26,940	20,091	22,450
Net income from discontinued operations available to common shareholders - basic and diluted	—	—	8,782
Net income available to common shareholders	$26,940	$20,091	$31,232

Denominator:
Weighted-average shares outstanding - basic	12,775,242	12,890,161	12,694,206
Effect of dilutive stock options and restricted stock units	330,279	246,597	303,126
Weighted-average shares outstanding - diluted	13,105,521	13,136,758	12,997,332

Earnings per share from continuing operations - basic	$2.11	$1.56	$1.77
Earnings per share from discontinued operations - basic	$—	$—	$0.69
Earnings per common share - basic	$2.11	$1.56	$2.46
Earnings per share from continuing operations - diluted	$2.06	$1.53	$1.72
Earnings per share from discontinued operations - diluted	$—	$—	$0.68
Earnings per common share - diluted	$2.06	$1.53	$2.40

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	100,543	136,701	364,105

Note 15 – Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of capital. The optional community bank leverage ratio ("CBLR") framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. As of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum CBLR as set forth in the table below. The Company's actual capital amounts and ratio is presented in the table below.

Eligibility criteria to utilize the CBLR includes the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Community Bank leverage ratio
Subsidiary bank	$365,043	11.1%	$262,128	8.0%	$294,894	9.0%

As of December 31, 2024
Community Bank leverage ratio
Subsidiary bank	$348,175	11.2%	$249,185	8.0%	$280,333	9.0%

Note 16 – Regulatory Restriction on Dividends

Approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 17 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2025
Financial Assets:
Cash and cash equivalents	$244,125	$244,125	$244,125	$—	$—
Securities available-for-sale	410,510	410,510	—	384,909	25,601
Equity securities	50,643	50,643	7,556	—	43,087
Loans receivable, net	2,321,336	2,449,242	—	—	2,449,242
Interest rate swaps	2,625	2,625	—	2,625	—
Accrued interest receivable	16,561	16,561	—	5,625	10,936
FHLB Stock	2,106	2,106	—	2,106	—
Embedded derivative	5,246	5,246	—	—	5,246

Financial Liabilities:
Deposits	$2,842,046	$2,857,109	$—	$2,857,109	$—
Repurchase Agreements	3,339	3,339	—	3,339	—
Interest rate swaps	2,625	2,625	—	2,625	—
Fair value hedge	1,001	1,001	—	1,001	—
Accrued interest payable	2,210	2,210	—	2,210	—
Subordinated debt	74,026	72,187	—	72,187	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$317,913	$317,913	$317,913	$—	$—
Securities available-for-sale	411,640	411,640	—	386,147	25,493
Equity securities	42,583	42,583	4,994	—	37,589
Loans receivable, net	2,080,468	2,186,572	—	—	2,186,572
Interest rate swaps	5,913	5,913	—	5,913	—
Accrued interest receivable	16,537	16,537	—	6,815	9,722
FHLB Stock	2,011	2,011	—	2,011	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,693,615	$2,606,342	$—	$2,606,342	$—
Repurchase agreements	2,759	2,759	—	2,759	—
Interest rate swaps	5,913	5,913	—	5,913	—
Fair value hedge	112	112	—	112
Accrued interest payable	5,788	5,788	—	5,788	—
Subordinated debt	73,787	67,327	—	67,327	—

Note 18 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time of the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

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

Loans held-for-sale — The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost. As of December 31, 2025 and December 31, 2024, there were no loans held-for-sale.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy:

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$22,054	$—	$22,054
United States sponsored mortgage-backed securities	—	289,493	—	289,493
United States treasury securities	—	4,985	—	4,985
Municipal securities	—	38,358	18,101	56,459
Corporate debt securities	—	30,019	—	30,019
Interest rate swaps	—	2,625	—	2,625
Embedded derivative	—	—	5,246	5,246
Liabilities:
Interest rate swaps	—	2,625	—	2,625
Fair value hedge	—	1,001	—	1,001

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,846	$—	$39,846
United States sponsored mortgage-backed securities	—	147,580	—	147,580
United States treasury securities	—	103,975	—	103,975
Municipal securities	—	84,147	17,993	102,140
Corporate debt securities	—	9,918	—	9,918
Interest rate swaps	—	5,913	—	5,913
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	5,913	—	5,913
Fair value hedge	—	112	—	112

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2024	$17,993	$648	$18,641
Realized and unrealized gains (losses) included in earnings	1	(466)	(465)
Reclassification from other assets	—	5,064	5,064
Maturities/calls	(383)	—	(383)
Unrealized gains included in other comprehensive loss	490	—	490
Balance at December 31, 2025	$18,101	$5,246	$23,347

Balance at December 31, 2023	$18,245	$648	$18,893
Realized and unrealized gains included in earnings	6	—	6
Maturities/calls	(369)	—	(369)
Unrealized gains included in other comprehensive loss	111	—	111
Balance at December 31, 2024	$17,993	$648	$18,641

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets and liabilities at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Collateral-dependent loans – Certain loans receivable are evaluated individually for credit loss when the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of collateral. Estimated credit losses are based on the fair value of the collateral, adjusted for costs to sell. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of collateral-dependent real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an external appraisal.

Assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 are included in the table below:

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	—	—	25,053	25,053
Other real estate owned	—	—	580	580

	December 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$37,895	$37,895
Other real estate owned	—	—	2,827	2,827

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2025 and 2024:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	$25,053	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$580	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,101	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded Derivatives	$5,246	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	2 years
			Risk free rate	3.58%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$37,895	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$2,827	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,993	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded Derivative	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

Note 19 – Derivatives

The Company uses certain derivative instruments to meet the needs of customers, as well as to manage the interest rate risk associated with certain transactions. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate mortgages and certain fixed rate available for sale securities included in a closed portfolio due to changes in benchmark interest rates.

In 2023, the Company entered into five fixed portfolio layer method fair value swaps designated as hedging instruments under the portfolio layer method to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available-for-sale securities attributable to the designated interest rate. Four of the interest rate swaps were designated to hedge a closed portfolio of fixed rate mortgages, and one of the interest rate swaps was designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

In 2024, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and the Company paid the counterparty $2.1 million to terminate the swap. The Company recorded a $0.5 million loss in 2023, and $1.7 million remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged asset. As of December 31, 2025, the basis adjustment remaining on the hedged portfolio was $1.4 million. The Company recorded a $0.1 million gain on the derivative as a result of the discontinuance in 2024.

In January 2025, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $30.0 million, was fully dedesignated, and the Company was paid a nominal fee by the counterparty to terminate the swap. The amount that remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio was not material and was recognized in income during the first quarter of 2025.

In January 2025, the Company discontinued the portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate municipal bonds. The hedge, which had a notional amount of $50.0 million, was fully dedesignated, and the Company paid the counterparty $0.5 million to terminate the swap. A basis adjustment to the hedged securities portfolio of $0.5 million remained on the balance sheet at the time of discontinuance, which will be amortized over the life of the underlying hedged items. In September 2025, the Company sold approximately $35.2 million of municipal bonds that were part of the hedged portfolio. As of December 31, 2025, the amortized cost basis of the closed portfolio of municipal bonds was $20.0 million, inclusive of a $0.1 million remaining basis adjustment.

The remaining active fair value swaps are designated under the portfolio layer method. The notional amount of the two remaining active swaps was $84.2 million at December 31, 2025, one of which is amortizing and included a $35.8 million amortization adjustment to the notional amount at December 31, 2025. Under the portfolio layer method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value based on changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2025 and December 31, 2024:

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$403,900	$84,202	$1,001	$1,433
Fixed rate bonds	Investment securities available-for-sale	20,000	—	—	132
Total hedged assets		$423,900	$84,202	$1,001	$1,565

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$443,830	$125,993	$(505)	$1,593
Fixed rate bonds	Investment securities available-for-sale	58,318	50,000	618	—
Total hedged assets		$502,148	$175,993	$113	$1,593

Derivatives Not Designated as Hedging Instruments

Matched Interest Rate Swaps. The Company enter into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company simultaneously enters into a "mirror" swap contract with a third-party. The third-party exchanges the borrower's fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan-related derivative income.

Outstanding Financial Derivative Instruments

The following tables summarize outstanding financial derivative instruments as of December 31, 2025 and December 31, 2024:

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$84,202	$(1,001)	$(889)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,131	2,625	(3,288)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,131	(2,625)	3,288

Total derivatives		$336,464	$(1,001)	$(889)

		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$175,993	$(112)	$5,998

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	133,942	5,913	5,913
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	133,942	(5,913)	(5,913)

Total derivatives		$443,877	$(112)	$5,998

Embedded Derivative

In December 2022, the Company entered into an agreement to sell a portion of its shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, the Company recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as an embedded derivative. The embedded derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheets and the changes in the fair value of the embedded derivative instrument are included in noninterest income on the consolidated statements of income. The carrying value of the embedded derivative was $5.2 million and $0.6 million at December 31, 2025 and December 31, 2024, respectively. There was a loss recorded on the embedded derivative of $0.5 million and $0.1 million for the twelve months ended December 31, 2025 and December 31, 2023, respectively. There was no gain or loss for the twelve months ended December 31, 2024.

Note 20 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	Amount Reclassified from AOCI
Details about AOCI Components	2025	2024	2023	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding (loss) gain	$(9,813)	$866	$(1,536)	Gain (loss) on sale of available-for-sale securities
	(9,813)	866	(1,536)
	2,374	(208)	369	Income taxes
	(7,439)	658	(1,167)
Defined benefit pension plan items
Amortization of net actuarial loss	(151)	(174)	(117)	Salaries and employee benefits
	(151)	(174)	(117)
	37	43	28	Income tax benefit
	(114)	(131)	(89)
Investment hedge
Carrying value adjustment	—	—	289	Interest on investment securities
	—	—	289
	—	—	(69)	Income tax expense
	—	—	220

Total reclassifications	$(7,553)	$527	$(1,036)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
AOCI balance at January 1, 2025	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income before reclassification	6,689	123	—	6,812
Amounts reclassified from AOCI	7,439	114	—	7,553
Net current period other comprehensive income	14,128	237	—	14,365
AOCI balance at December 31, 2025	$(11,820)	$(2,046)	$—	$(13,866)

AOCI balance at January 1, 2024	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income before reclassification	581	580	(34)	1,127
Amounts reclassified from AOCI	(658)	131	—	(527)
Net current period other comprehensive income	(77)	711	(34)	600
AOCI balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)

Note 21 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2025 and 2024 and the related condensed statements of income and cash flows for the years ended December 31, 2025, 2024 and 2023 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
Assets
Cash	$7,214	$12,528
Investment in subsidiaries	350,060	320,417
Debt and equity securities	1,400	1,400
Equity method investments	62,620	54,770
Other assets	18,351	18,982
Total assets	$439,645	$408,097

Liabilities and stockholders’ equity
Other liabilities	31,651	28,631
Subordinated debt	74,026	73,787
Total liabilities	105,677	102,418

Total stockholders’ equity	333,968	305,679
Total liabilities and stockholders’ equity	$439,645	$408,097

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Income, dividends from the Bank	$44,239	$48,579	$23,014
Operating expenses	37,684	31,058	27,002
Income (loss), before income taxes	6,555	17,521	(3,988)
Income tax benefit	(978)	(4,272)	(4,050)
Net income	7,533	21,793	62
Equity in undistributed income earnings (losses) of subsidiaries	19,407	(1,702)	31,170
Net income	$26,940	$20,091	$31,232

Condensed Statements of Cash Flows

(Dollars in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$26,940	$20,091	$31,232
Equity in undistributed (earnings) losses of subsidiaries	(19,407)	1,702	(31,170)
Stock-based compensation	3,801	3,330	3,392
Depreciation and amortization	239	305	305
Changes in other assets	(1,443)	(5,118)	(11,638)
Changes in other liabilities	3,230	(251)	(2,887)
Net cash from operating activities	13,360	20,059	(10,766)

INVESTING ACTIVITIES
Investment in subsidiaries	(1,650)	(1,550)	150
Net cash from investing activities	(1,650)	(1,550)	150

FINANCING ACTIVITIES
Common stock repurchased	(10,160)	—	—
Common stock options exercised	2,301	1,489	637
Withholding cash issued in lieu of restricted stock	(458)	(443)	(847)
Principal payments on senior term loan	—	(6,845)	(3,030)
Cash dividends paid on common stock	(8,707)	(8,772)	(8,639)
Net cash from financing activities	(17,024)	(14,571)	(11,879)

Net change in cash and cash equivalents	(5,314)	3,938	(22,495)
Cash and cash equivalents, beginning of period	12,528	8,590	31,085
Cash and cash equivalents, end of period	$7,214	$12,528	$8,590

Note 22 – Segment Reporting

The Company has identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company. All other operating segments are summarized in an Other category. The Company determined these segments based on differences in products and services.

The Company's CoRe Banking segment, which includes its Fintech division, represents banking products and services offered to customers by the Bank, primarily loans and deposits accounts. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the Company's Mortgage Banking segment is primarily comprised of its share of net income or loss from mortgage banking activities of its equity method investments in ICM and Warp Speed.

Revenue from Financial Holding Company activities is mainly comprised of intercompany service income and dividends.

The Other category consists of professional service and the Company's Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from the Edge Ventures companies, including Victor, primarily consist of software services, offering account functionality and transactions to customers through web-based platforms. In September 2025, the Company sold substantially all assets and operations of Victor and recognized a $34.2 million pre-tax gain that is included in the Other category in the tables below. The Other category no longer included substantially all of the income and expense activity derived from Victor beginning in October 2025.

The Company's CODMs regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on net income that also is reported on the income statement as consolidated net income. Net income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to the Company's peers. Net income on a segment basis is reported below.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$175,004	$413	$8	$—	$(102)	$175,323
Interest expense	64,619	—	3,296	102	(102)	67,915
Net interest income (expense)	110,385	413	(3,288)	(102)	—	107,408
Provision for credit losses	7,737	—	1,000	—	—	8,737
Net interest income (expense) after provision for credit losses	102,648	413	(4,288)	(102)	—	98,671

Noninterest income	14,887	8,154	12,667	38,638	(14,080)	60,266

Noninterest Expenses:
Salaries and employee benefits	42,126	—	24,379	4,479	—	70,984
Occupancy expense	5,098	—	400	—	(400)	5,098
Equipment depreciation and maintenance	1,592	—	337	1,343	—	3,272
Data processing and communications	4,731	—	441	274	—	5,446
Professional fees	8,335	—	7,024	962	(1,205)	15,116
Other expenses[1]	30,971	—	3,183	492	(12,475)	22,171
Total noninterest expenses	92,853	—	35,764	7,550	(14,080)	122,087

Operating income (loss)	24,682	8,567	(27,385)	30,986	—	36,850

Capital expenditures for the year ended December 31, 2025	$1,658	$—	$208	$49	$—	$1,915
Total assets as of December 31, 2025	$3,270,958	$96,363	$377,114	$77,677	$(513,194)	$3,308,918
Goodwill as of December 31, 2025	$—	$—	$—	$1,200	$—	$1,200
Investment in equity method investees as of December 31, 2025	$—	$86,823	$—	$—	$—	$86,823
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

	2024
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$185,486	$413	$9	$—	$(66)	$185,842
Interest expense	73,146	—	3,493	71	(66)	76,644
Net interest income (expense)	112,340	413	(3,484)	(71)	—	109,198
Provision for credit losses	2,541	—	1,000	—	—	3,541
Net interest income (expense) after release of allowance for credit losses	109,799	413	(4,484)	(71)	—	105,657

Noninterest income	35,279	1,444	11,546	11,213	(16,569)	42,913

Noninterest expenses:
Salaries and employee benefits	40,471	—	19,306	8,178	—	67,955
Occupancy expense	3,883	—	148	—	(144)	3,887
Equipment depreciation and maintenance	2,113	—	434	2,034	—	4,581
Data processing and communications	4,369	—	579	523	—	5,471
Professional fees	17,379	—	5,580	1,799	(3,410)	21,348
Other expenses[1]	26,779	17	2,405	2,798	(13,015)	18,984
Total noninterest expenses	94,994	17	28,452	15,332	(16,569)	122,226

Operating income (loss)	50,084	1,840	(21,390)	(4,190)	—	26,344

Capital expenditures for the year ended December 31, 2024	$937	$—	$189	$495	$—	$1,620
Total assets as of December 31, 2024	$3,076,644	$32,697	$405,010	$23,090	$(408,737)	$3,128,704
Goodwill as of December 31, 2024	$—	$—	$—	$2,838	$—	$2,838
Investment in equity method investees as of December 31, 2024	$—	$78,255	$—	$—	$—	$78,255
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

	2023
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$189,498	$416	$41	$—	$(137)	$189,818
Interest expense	62,507	—	3,985	180	(137)	66,535
Net interest income (expense)	126,991	416	(3,944)	(180)	—	123,283
Release of allowance for credit losses	(1,921)	—	—	—	—	(1,921)
Net interest income (expense) after release of allowance for credit losses	128,912	416	(3,944)	(180)	—	125,204

Noninterest income	17,286	(2,486)	10,453	9,138	(14,676)	19,715

Noninterest Expenses:
Salaries and employee benefits	37,265	7	17,041	9,058	—	63,371
Occupancy expense	3,701	—	144	—	(144)	3,701
Equipment depreciation and maintenance	2,889	—	390	2,279	—	5,558
Data processing and communications	3,840	—	501	537	—	4,878
Professional fees	15,649	—	4,682	1,682	(3,669)	18,344
Other expenses[1]	27,142	65	2,516	2,913	(10,863)	21,773
Total noninterest expenses	90,486	72	25,274	16,469	(14,676)	117,625

Operating income (loss)	55,712	(2,142)	(18,765)	(7,511)	—	27,294

Capital expenditures for the year ended December 31, 2023	$914	$—	$58	$943	$—	$1,915
1Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Note 23 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2025
First quarter	$43,229	$26,676	$4,806	$3,577	$0.28	$0.27
Second quarter	42,384	25,780	3,166	2,002	0.16	0.15
Third quarter	44,220	26,573	23,427	17,136	1.36	1.32
Fourth quarter	45,490	28,379	5,451	4,225	0.33	0.32

Net income for the three months ended September 30, 2025 included a pre-tax gain of $34.2 million on the sale of substantially all assets and operations of Victor and a pre-tax loss of $7.6 million on the sale of available-for-sale investment securities associated with the Company's previously disclosed investment portfolio restructuring. Refer to Note 24 – Acquisitions and Divestitures and Note 2 – Investment Securities.

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2024
First quarter	$50,030	$30,139	$5,785	$4,482	$0.35	$0.34
Second quarter	46,127	27,570	5,528	4,089	0.32	0.31
Third quarter	46,627	26,585	2,798	2,080	0.16	0.16
Fourth quarter	43,058	24,904	12,233	9,440	0.73	0.72

Net income for the three months ended December 31, 2024 included a pre-tax gain on sale of assets of $11.8 million related to a sale-leaseback transaction. Refer to Note 4 – Premises and Equipment.

Note 24 – Acquisitions and Divestitures

Victor Technologies, Inc.

In 2025, the Company sold substantially all assets and operations of Victor and recorded a $34.2 million pre-tax gain that is included in gain on divestiture activity in the consolidated statement of income. The Company will continue to offer certain customers the account functionality through Victor through an agreement with Jack Henry. The transaction did not meet the criteria for discontinued operations because the sale of Victor did not represent a strategic shift that is expected to have a major effect on the Company's operations and financial results.

Trabian Technology, Inc.

As of December 31, 2024, the Bank owned an 80.8% interest in Trabian and consolidated 100% of Trabian within the consolidated financial statements. In December 2024, the Board of Directors and Finance Committee approved a plan to sell the Bank's controlling interest in Trabian. As such, Trabian's assets, including $1.6 million of goodwill, and liabilities were classified as held-for-sale on the consolidated balance sheet as December 31, 2024. In January 2025, the Company entered into a stock repurchase agreement with Trabian in which Trabian repurchased all the shares held by the Company for $3.5 million. As a result of the transaction, the Company recognized a gain of $0.6 million for the twelve months ended December 31, 2025 and no longer consolidate Trabian in its financial statements.

The following table presents the major classes of assets and liabilities held-for-sale:

(Dollars in thousands)	December 31, 2024
Premises and equipment, net	$33
Accrued interest receivable and other assets	2,245
Total assets held-for-sale	$2,278

Accrued interest payable and other liabilities	$720
Total liabilities held-for-sale	$720

Flexia Payments, LLC

In May 2023, MVB Technology entered into an Assignment and Assumption Agreement with Flexia, wherein Flexia assigned loans outstanding between Flexia and MVB to MVB Technology. In consideration for the assignment, Flexia granted a license to MVB Technology for the Flexia software. Additionally, through a Mutual Release Agreement between Edge Ventures and Flexia, Edge Ventures transferred its 800 Class A Common Units and 1,500 Preferred Units of Flexia back to Flexia for cancellation. As a result of the transactions, the Company incurred a loss of $1.1 million and no longer consolidates Flexia in its financial statements.

Chartwell Compliance

In February 2023, the Company sold the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, the Company entered into a 60-day Employee Lease and Service Agreement, whereby it provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, the Company entered into a contract with the purchaser to continue to receive services and support from Chartwell for three years following the sale. The Company paid $3.9 million and $2.5 million in fees related to this contract during the years ended December 31, 2024 and December 31, 2023, respectively. The fees paid related to this contract were not material for the year ended December 31, 2025.

Chartwell's net income, including the $11.8 million gain, is presented in income from discontinued operations for all periods shown. Chartwell's depreciation and amortization expense was $0.1 million for the year ended December 31, 2023.

The following table presents the major classes of net income from discontinued operations for the periods shown:

(Dollars in thousands)	Twelve Months Ended December 31, 2023
Compliance consulting income	$2,369
Gain on sale of discontinued operations	11,800
Total income	14,169

Salaries and employee benefits	2,082
Other expenses	256
Total expenses	2,338

Income before income taxes	11,831
Income taxes	3,049
Net income from discontinued operations	$8,782

Note 25 – Subsequent Events

In February 2026, the Company entered into a credit agreement with Raymond James Bank ("Raymond James"). Pursuant to the credit agreement, Raymond James has extended to the Company a senior revolving line of credit in the principal amount of $20.0 million. The loans under the credit agreement will bear interest per annum at a rate equal to 2.75%, plus SOFR, which will reset monthly, subject to a default rate not being applicable. The Company may optionally prepay loans under the credit agreement in whole or in part, at any time or from time to time without premium or penalty and is required to prepay certain amounts of the loan in the event of the Company's disposition of affiliates or subsidiaries, or any capital-raise or refinancing of its indebtedness. The loan will terminate in February 2029, unless accelerated earlier upon an event of default.

In March 2026, the Company borrowed $20.0 million on the senior revolving line of credit in order to redeem all of the $40 million principal amount of its fixed-to-floating rate subordinated notes issued in November 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment did not identify any material weaknesses in our internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2025, our internal control over financial reporting was effective.

Forvis Mazars LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date:	March 12, 2026	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)

Date:	March 12, 2026	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our officers or directors (as defined in Rule 16a-1 (f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement in the sections entitled "Corporate Governance," "Directors," "Executive Officers," "Executive Compensation" and "Other Information" is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement in the section entitled "Corporate Governance," "Directors" and "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement in the section entitled "Other Information" is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	579,723	$17.06	125,899
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	579,723	$17.06	125,899

During 2025, 164,728 stock options under our equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement in the section entitled "Corporate Governance" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement in the section entitled "Proposals" is incorporated by reference.

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in New York, New York.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures.

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2022 by and between MVB Financial Corp. and Integrated Financial Holdings, Inc.	Form 8-K, File No. 001-38314, filed August 15, 2022, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Articles of Amendment to Articles of Incorporation of MVB Financial Corp.	Form 8-K, File No. 001-38314, filed January 31, 2023, and incorporated by reference herein
3.3	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 001-38314, filed December 8, 2021, and incorporated by reference herein
4.2	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.2†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2022 Stock Incentive Plan	Appendix A to Proxy Statement, File No. 001-38314, filed April 7, 2022, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Amended and Restated Executive Employment Agreement of Larry F. Mazza	Form 8-K, File No. 001-3814, filed December 22, 2023, and incorporated by reference herein
10.6†	Transition Agreement of Donald T. Robinson, dated July 10, 2025, between MVB Financial Corp. and Donald T. Robinson	Form 8-K, File No. 001-38314, filed July 10, 2025, and incorporated by reference herein
10.7†	Employment Agreement of Michael R. Sumbs, dated July 10, 2025, between MVB Financial Corp. and Michael R. Sumbs	Form 8-K, File No. 001-38314, filed July 10, 2025, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.10	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
10.11	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.12	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed September 28, 2021, and incorporated by reference herein
10.13	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
10.14	Equity Purchase Agreement, dated March 13, 2022, between Warp Speed Holdings LLC and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed March 14, 2022, and incorporated by reference herein
10.15	Credit Agreement, dated as of October 7, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Form 8-K, File No. 001-38314, filed October 11, 2022, and incorporated by reference herein

10.16	Limited Consent, Waiver and Omnibus Amendment to Credit Agreement, dated as of December 27, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.17	Second Amendment to Credit Agreement, dated as of February 24, 2023, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.18	Termination Agreement, dated May 9, 2023, by and among MVB Financial Corp., Integrated Financial Holdings, Inc., West Town Bank & Trust, and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed May 9, 2023, and incorporated by reference herein.
10.19	Agreement for Purchase and Sale of Property, dated as of December 30, 2024 by and between the Bank and Mountainseed Real Estate Services, LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
10.2	Master Lease Agreement, dated as of December 30, 2024 by and between the Bank and FNLR MVBB LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
10.21	Guaranty Agreement, dated as of December 30, 2024 by and between the Bank and FNLR MVBB LLC	Form 8-K, File No, 001-38314, Filed January 2, 2025, and incorporated by reference herein.
19†	Insider Trading Policy	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
97†	Clawback Policy	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 12, 2026	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all persons by the presents, that each person whose signature appears below constitutes and appoints Larry F. Mazza and/or Michael R. Sumbs, and either of them, as attorney-in-fact, with each having the power of substitution, for him or her in any and all capacities, to sign in his or her name and on his or her behalf, any amendment to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry F. Mazza	Date:	March 12, 2026
Larry F. Mazza, CEO, President and Director
(Principal Executive Officer)

/s/ Michael R. Sumbs	Date:	March 12, 2026
Michael R. Sumbs, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ Kelly R. Nelson	Date:	March 12, 2026
Kelly R. Nelson, Chairman

/s/ John W. Ebert	Date:	March 12, 2026
John W. Ebert, Vice Chairman

/s/ W. Marston Becker	Date:	March 12, 2026
W. Marston Becker, Director

/s/ Rick Cordella	Date:	March 12, 2026
Rick Cordella, Director

/s/ Adam Famularo	Date:	March 12, 2026
Adam Famularo, Director

/s/ Vic Maculaitis	Date:	March 12, 2026
Vic Maculaitis, Director

/s/ Jan L. Owen	Date:	March 12, 2026
Jan L. Owen, Director

/s/ Cheryl D. Spielman	Date:	March 12, 2026
Cheryl D. Spielman, Director