Form 10-K/A
period 2025-12-31
MVB FINANCIAL CORP
filed 2026-03-31
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)
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

EXPLANATORY NOTE

On March 12, 2026, MVB Financial Corp. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2025 with the Securities and Exchange Commission (the “Original Filing”).

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of the Company is being filed solely to amend Item 15(c) of Part IV of the Original Filing to include the separate financial statements of Warp Speed Holdings, LLC (“Warp Speed”) as required under Rule 3-09 of Regulation S-X (“Rule 3-09”). The financial statements of Warp Speed for its fiscal year ended December 31, 2025 were not available at the time the Company filed the Original Filing. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.

Warp Speed was significant under Rule 3-09 for the fiscal years ended December 31, 2025, but not for the fiscal years ended December 31, 2024 and 2023. As a result, under Rule 3-09, we have included in this Amendment No. 1 audited consolidated financial statements for the fiscal year ended December 31, 2025 and unaudited consolidated financial statements for the years ended December 31, 2024 and 2023.

Part IV, Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Original Filing to include, among other items, the filing of new certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended. This Amendment No. 1 does not change any other information set forth in the Original Filing. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, a signature page, the accountants’ consent for Warp Speed and certifications required to be filed as exhibits hereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial and informational statements of the registrant are included in the Company’s Annual Report on Form 10-K filed on March 12, 2026:

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
Exhibits filed with this Annual Report on Form 10-K/A (Amendment No.1) pursuant to Item 601 of Regulation S-K are attached hereto. For a list of such exhibits, refer to the “Exhibit Index” below. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on March 12, 2026.

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.3	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.4	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.2*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
99.1	Financial Statements of Warp Speed for the year ended December 31, 2025	Filed herewith
101.INS	XBRL Instance Document	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein
101.SCH	XBRL Taxonomy Extension Schema	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein
101.LAB	XBRL Taxonomy Extension Label Linkbase	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Annual Report Form 10-K, File No. 001-38314, filed March 12, 2026, and incorporated by reference herein

(*) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	March 31, 2026	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)