Form 10-Q
period 2026-03-31
MVB FINANCIAL CORP
filed 2026-05-06
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of May 5, 2026, there were 12,849,901 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations, including the impact of international trade policies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to technological change, including our ability to assess and monitor the effect of artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	our ability to maintain a sufficient cybersecurity risk management program to monitor for and safeguard against cyberattacks or other cyber incidents against us or third parties with whom we do business;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, the imposition of international trade policies and any retaliatory responses thereto, significant developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict and any governmental or societal responses thereto;
●	climate change, severe weather and natural disasters, including any climate-related regulatory requirements or customer and employee expectations related thereto, which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in the volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies or procedures;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;

●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), new disclosure obligations, exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” the “Company,” “we,” “us,” “our” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,366	$10,568
Interest-bearing balances with banks	168,269	233,557
Total cash and cash equivalents	177,635	244,125
Investment securities available-for-sale	421,729	410,510
Equity securities	51,459	50,643
Loans receivable	2,403,739	2,343,163
Allowance for credit losses	(22,605)	(21,827)
Loans receivable, net	2,381,134	2,321,336
Premises and equipment, net	10,071	10,379
Bank-owned life insurance	56,815	56,270
Equity method investments	88,809	86,823
Accrued interest receivable and other assets	134,646	128,832
TOTAL ASSETS	$3,322,298	$3,308,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,011,098	$1,144,682
Interest-bearing	1,886,246	1,697,364
Total deposits	2,897,344	2,842,046
Accrued interest payable and other liabilities	31,559	55,539
Repurchase agreements	4,429	3,339
Subordinated debt	34,046	74,026
Revolving line of credit	20,000	—
Total liabilities	2,987,378	2,974,950

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 14,173,731 and 12,846,646 shares issued and outstanding, respectively, as of March 31, 2026 and 14,042,683 and 12,715,598 shares issued and outstanding, respectively, as of December 31, 2025	14,174	14,043
Additional paid-in capital	172,397	170,380
Retained earnings	193,413	190,414
Accumulated other comprehensive loss	(18,061)	(13,866)
Treasury stock - 1,327,085 shares as of March 31, 2026 and December 31, 2025, respectively, at cost	(27,003)	(27,003)
Total stockholders' equity	334,920	333,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,322,298	$3,308,918

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$36,873	$35,037
Interest on deposits with banks	3,031	4,734
Interest on investment securities	4,409	2,757
Interest on tax-exempt loans and securities	461	701
Total interest income	44,774	43,229

INTEREST EXPENSE
Interest on deposits	15,310	15,682
Interest on short-term borrowings and repurchase agreements	22	74
Interest on subordinated debt	858	797
Interest on revolving line of credit	132	—
Total interest expense	16,322	16,553

NET INTEREST INCOME	28,452	26,676
Provision for credit losses	1,854	177
Net interest income after provision for credit losses	26,598	26,499

NONINTEREST INCOME
Payment card and service charge income	5,086	4,985
Insurance income	54	68
Loss on sale of available-for-sale securities, net	—	(42)
Loss on sale of loans, net	—	(69)
Holding gain (loss) on equity securities	669	(266)
Compliance and consulting income	—	501
Equity method investments income	1,966	645
Gain on divestiture activity	—	608
Loss on disposal of assets	—	(342)
Other operating income	434	920
Total noninterest income	8,209	7,008

NONINTEREST EXPENSES
Salaries and employee benefits	16,152	16,412
Occupancy expense	1,273	1,296
Equipment depreciation and maintenance	594	979
Data processing and communications	1,351	1,355
Software costs	1,415	699
Professional fees	2,460	3,581
Insurance, tax and assessment expense	1,075	957
Travel, entertainment, dues and subscriptions	922	809
Other operating expenses	2,870	2,613
Total noninterest expense	28,112	28,701
Income before income taxes	6,695	4,806
Income taxes	1,511	1,247
Net income, before noncontrolling interest	5,184	3,559

Net loss attributable to noncontrolling interest	—	18
Net income attributable to parent	$5,184	$3,577

Earnings per common shareholder - basic	$0.41	$0.28
Earnings per common shareholder - diluted	$0.39	$0.27
Weighted-average shares outstanding - basic	12,795,271	12,948,178
Weighted-average shares outstanding - diluted	13,191,405	13,181,213

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income, before noncontrolling interest	$5,184	$3,559

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	(5,517)	2,961
Reclassification adjustment for losses recognized in income	—	42
Change in defined benefit pension plan	(65)	(258)
Reclassification adjustment for amortization of net actuarial loss recognized in income	48	38
Other comprehensive income (loss), before tax	(5,534)	2,783

Income taxes related to items of other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	1,335	(714)
Reclassification adjustment for losses recognized in income	—	(10)
Change in defined benefit pension plan	16	62
Reclassification adjustment for amortization of net actuarial loss recognized in income	(12)	(9)
Income taxes related to items of other comprehensive income (loss):	1,339	(671)

Total other comprehensive (loss) income, net of tax	(4,195)	2,112

Comprehensive loss attributable to noncontrolling interest	—	18

Comprehensive income	$989	$5,689

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	14,042,683	$14,043	$170,380	$190,414	$(13,866)	1,327,085	$(27,003)	$333,968	$—	$333,968
Net income	—	—	—	5,184	—	—	—	5,184	—	5,184
Other comprehensive loss	—	—	—	—	(4,195)	—	—	(4,195)	—	(4,195)
Dividends on common stock ($0.17 per share)	—	—	—	(2,185)	—	—	—	(2,185)	—	(2,185)
Stock-based compensation	—	—	741	—	—	—	—	741	—	741
Common stock options exercised	127,496	127	1,799		—	—	—	1,926	—	1,926
Restricted stock units vested	3,552	4	(4)		—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(519)	—	—	—	—	(519)	—	(519)
Balance at March 31, 2026	14,173,731	$14,174	$172,397	$193,413	$(18,061)	1,327,085	$(27,003)	$334,920	$—	$334,920

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	711	—	—	—	—	711	—	711
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$5,184	$3,559
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net (accretion) and amortization of investments	(484)	248
Net amortization of deferred loan costs	425	318
Provision for credit losses	1,854	177
Depreciation and amortization	423	776
Stock-based compensation	741	711
Holding (gain) loss on equity securities	(669)	266
Loss on sale of available-for-sale securities, net	—	42
Loss on sale of loans held-for-investment	—	69
Gain on divestiture activity	—	(608)
Income on bank-owned life insurance	(545)	(299)
Deferred income taxes	557	76
Equity method investments income	(1,966)	(645)
Return on equity method investments	—	(104)
Changes in other assets	(3,903)	11,974
Changes in other liabilities	(24,923)	(2,432)
Net cash (used in) provided by operating activities	(23,306)	14,128
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(30,527)	(32,868)
Net maturities/paydowns of available-for-sale investment securities	14,275	27,251
Sales of available-for-sale investment securities	—	515
Purchases of premises and equipment	(140)	(261)
Disposals of premises and equipment	—	150
Net change in loans	(62,077)	7,341
Proceeds from the sale of loans held-for-investment	—	27,678
Purchase of equity securities	(147)	(2,000)
Proceeds from divestiture, net	—	3,463
Net cash (used in) provided by investing activities	(78,616)	31,269
FINANCING ACTIVITIES
Net change in deposits	55,298	(111,019)
Net change in repurchase agreements	1,090	1,288
Redemption of subordinated debt	(40,000)	—
Proceeds from revolving line of credit	20,000	—
Deferred financing fees	(178)	—
Common stock options exercised	1,926	72
Withholding cash paid in lieu of restricted stock	(519)	—
Cash dividends paid on common stock	(2,185)	(2,201)
Net cash provided by (used in) financing activities	35,432	(111,860)
Net change in cash and cash equivalents	(66,490)	(66,463)
Cash and cash equivalents, beginning of period	244,125	317,913
Cash and cash equivalents, end of period	$177,635	$251,450

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$16,788	$19,196
Income taxes, net of refunds	12,675	116

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	(5,517)	2,712
Restricted stock units vested	4	—

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

The Company offers its customers a full range of products and services, including:

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In the Company's opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of its financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. The consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the Company's 2025 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with its audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Wholly-owned investments are required to be consolidated into the Company's financial statements. The Company evaluates investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of March 31, 2026, the Company held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. For the three months ended March 31, 2026 and 2025, the Company elected to reclassify the balance of software costs to a separate line item included in noninterest expenses titled software costs. These costs were previously included in the line item included in noninterest expenses titled travel, entertainment, dues and subscriptions.

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

Recently Adopted Accounting Pronouncements

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326). The amendments change the accounting for purchased seasoned loans, which are to be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026. The Company opted to early adopt the amendments effective January 1, 2026. Adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments improve the disclosures about software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company opted to early adopt the amendments effective January 1, 2026 on a prospective basis. Entities that choose the prospective transition approach apply the guidance to new software costs incurred for all projects as of the beginning of the period of adoption. Adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$23,865	$33	$(2,569)	$21,329
United States sponsored mortgage-backed securities	307,713	1,470	(12,369)	296,814
Municipal securities	62,968	26	(7,837)	55,157
Corporate debt securities	40,793	249	(113)	40,929
Other debt securities	7,500	—	—	7,500
Investment securities available-for-sale	$442,839	$1,778	$(22,888)	$421,729

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$24,500	$30	$(2,476)	$22,054
United States sponsored mortgage-backed securities	295,958	3,044	(9,509)	289,493
United States treasury securities	4,998	—	(13)	4,985
Municipal securities	63,205	39	(6,785)	56,459
Corporate debt securities	29,941	207	(129)	30,019
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	$426,102	$3,320	$(18,912)	$410,510

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$268,457	$258,033
After one year, but within five years	20,101	19,863
After five years, but within ten years	51,516	49,971
After ten years	102,765	93,862
Total available-for-sale debt securities	$442,839	$421,729

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $121.0 million and $162.4 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of March 31, 2026. The Company evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, its ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. There was no ACL activity related to available-for-sale debt securities during the three months ended March 31, 2026 and March 31, 2025.

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $22.9 million if sold at March 31, 2026, the Company has no intent to sell the applicable securities at such fair values and maintain that it has the ability to hold these securities until all amortized cost basis has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be attributed to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, the Company has no ACL related to these securities as of March 31, 2026.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	March 31, 2026
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (15)	$84	$(1)	$18,084	$(2,568)
United States sponsored mortgage-backed securities (78)	135,640	(2,215)	62,283	(10,154)
Municipal securities (118)	2,485	(123)	51,843	(7,714)
Corporate debt securities (17)	12,797	(102)	7,012	(11)
Total	$151,006	$(2,441)	$139,222	$(20,447)

	December 31, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (17)	$433	$(1)	$18,726	$(2,475)
United States sponsored mortgage-backed securities (57)	48,138	(224)	66,182	(9,285)
United States treasury securities (1)	—	—	4,986	(13)
Municipal securities (126)	1,057	(13)	53,533	(6,772)
Corporate debt securities (17)	16,789	(117)	1,988	(12)
Total	$66,417	$(355)	$145,415	$(18,557)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Proceeds from sales of available-for-sale securities	$—	$515
Losses, gross	—	42

Unrealized holding gains (losses) on equity securities	$669	$(266)

Equity Securities

Equity securities totaling $51.5 million and $50.6 million at March 31, 2026 and December 31, 2025, respectively, primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as the Company's investments in other types of securities. At March 31, 2026 and December 31, 2025, equity securities without readily determinable fair values were carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues and totaled $43.3 million and $43.1 million, respectively. At March 31, 2026 and December 31, 2025, equity securities recorded at net asset value totaled $8.2 million and $7.5 million, respectively.

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial:
Business	$695,264	$686,245
Real estate	900,543	906,336
Acquisition, development and construction	104,798	116,784
Total commercial	1,700,605	1,709,365
Residential real estate	657,642	599,094
Home equity lines of credit	9,117	9,969
Consumer	37,307	25,599
Total loans	2,404,671	2,344,027
Deferred loan origination fees, net	(932)	(864)
Loans receivable	$2,403,739	$2,343,163

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of March 31, 2026, the Bank had four shared national credit relationships with an aggregate commitment for $71.0 million and an aggregate outstanding balance of $55.6 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including the Company's charge off and reserve policy, are consistent with the significant accounting policies disclosed in its financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

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

As of March 31, 2026, the Bank’s other real estate owned balance totaled $0.6 million. The other real estate owned balance consists of one residential mortgage with a balance of $0.1 million and one commercial loan from the Company's 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of March 31, 2026, there was one residential mortgage in the process of foreclosure with the loan balance totaling $0.4 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the periods shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
March 31, 2026
Commercial business:
Risk rating:
Pass	$69,696	$122,833	$90,788	$87,186	$100,692	$191,142	$2,848	$665,185
Special Mention	—	—	—	12	10,251	97	2,824	13,184
Substandard	—	1,275	—	—	5,035	4,870	459	11,639
Doubtful	—	—	—	—	4,733	523	—	5,256
Total commercial business loans	$69,696	$124,108	$90,788	$87,198	$120,711	$196,632	$6,131	$695,264
Gross charge-offs	$—	$1,113	$—	$—	$—	$—		$1,113

Commercial real estate:
Risk rating:
Pass	$73,000	$392,856	$22,850	$76,956	$103,628	$193,927	$281	$863,498
Special Mention	—	—	—	—	—	20,363	—	20,363
Substandard	—	—	—	—	—	16,682	—	16,682
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$73,000	$392,856	$22,850	$76,956	$103,628	$230,972	$281	$900,543
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,795	$41,447	$29,790	$424	$3,907	$9,429	$—	$91,792
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	13,006	—	13,006
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,795	$41,447	$29,790	$424	$3,907	$22,435	$—	$104,798
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
March 31, 2026
Residential Real Estate:
Risk rating:
Pass	$71,241	$63,715	$42,303	$21,339	$322,131	$126,337	$1,758	$648,824
Special Mention	—	—	—	646	—	104	—	750
Substandard	—	—	—	302	4,596	3,063	107	8,068
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$71,241	$63,715	$42,303	$22,287	$326,727	$129,504	$1,865	$657,642
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$—	$55	$33	$8,988	$—	$9,076
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	30	—	30
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$—	$55	$33	$9,029	$—	$9,117
Gross charge-offs	$—	$—	$—	$—	$—	$37		$37

Consumer:
Risk rating:
Pass	$16,456	$10,251	$—	$842	$7,593	$2,039	$—	$37,181
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	79	—	—	46	1	—	126
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$16,456	$10,330	$—	$842	$7,639	$2,040	$—	$37,307
Gross charge-offs	$—	$372	$—	$110	$195	$63		$740

Total:
Risk rating:
Pass	$237,188	$631,102	$185,731	$186,802	$537,984	$531,862	$4,887	$2,315,556
Special Mention	—	—	—	658	10,251	20,575	2,824	34,308
Substandard	—	1,354	—	302	9,677	37,652	566	49,551
Doubtful	—	—	—	—	4,733	523	—	5,256
Total loans	$237,188	$632,456	$185,731	$187,762	$562,645	$590,612	$8,277	$2,404,671
Gross charge-offs	$—	$1,485	$—	$110	$195	$100	$—	$1,890

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Risk rating:
Pass	$163,051	$86,050	$90,403	$112,603	$39,975	$162,717	$3,014	$657,813
Special Mention	—	—	13	6,457	102	27	3,169	9,768
Substandard	3,275	—	—	6,945	715	4,351	155	15,441
Doubtful	—	—	—	2,425	3	795	—	3,223
Total commercial business loans	$166,326	$86,050	$90,416	$128,430	$40,795	$167,890	$6,338	$686,245
Gross charge-offs	$—	$—	$—	$5,151	$150	$—	$—	$5,301

Commercial real estate:
Risk rating:
Pass	$385,587	$37,965	$103,877	$127,687	$109,778	$103,842	$311	$869,047
Special Mention	—	—	—	—	10,991	9,469	—	20,460
Substandard	—	—	—	—	—	16,829	—	16,829
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$385,587	$37,965	$103,877	$127,687	$120,769	$130,140	$311	$906,336
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$42,512	$45,584	$357	$5,821	$8,126	$1,286	$—	$103,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,292	806	—	13,098
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$42,512	$45,584	$357	$5,821	$20,418	$2,092	$—	$116,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$46,191	$54,074	$25,392	$332,150	$78,269	$53,361	$2,234	$591,671
Special Mention	—	—	—	—	—	108	—	108
Substandard	—	—	302	4,002	—	2,903	108	7,315
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$46,191	$54,074	$25,694	$336,152	$78,269	$56,372	$2,342	$599,094
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$33	$—	$9,800	$—	$9,889
Special Mention	—	—	—	—	—	12	—	12
Substandard	—	—	—	—	—	68	—	68
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$33	$—	$9,880	$—	$9,969
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$13,533	$—	$1,066	$8,401	$2,322	$34	$—	$25,356
Special Mention	—	—	—	—	—	—	—	—
Substandard	95	—	36	81	31	—	—	243
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$13,628	$—	$1,102	$8,482	$2,353	$34	$—	$25,599
Gross charge-offs	$149	$—	$201	$1,185	$288	$—	$—	$1,823

Total:
Risk rating:
Pass	$650,874	$223,673	$221,151	$586,695	$238,470	$331,040	$5,559	$2,257,462
Special Mention	—	—	13	6,457	11,093	9,616	3,169	30,348
Substandard	3,370	—	338	11,028	13,038	24,957	263	52,994
Doubtful	—	—	—	2,425	3	795	—	3,223
Total loans	$654,244	$223,673	$221,502	$606,605	$262,604	$366,408	$8,991	$2,344,027
Gross charge-offs	$149	$—	$201	$6,336	$438	$—	$—	$7,124

Management further monitors the performance and credit quality of the loan portfolio by analyzing the past due status of the portfolio, which is determined by the length of time a payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
March 31, 2026
Commercial
Business	$680,008	$5,531	$755	$8,970	$15,256	$695,264	$11,116	$—	$8,557	$—
Real estate	898,580	—	—	1,963	1,963	900,543	1,963	—	1,963	—
Acquisition, development and construction	91,792	12,200	—	806	13,006	104,798	13,006	—	13,006	—
Total commercial	1,670,380	17,731	755	11,739	30,225	1,700,605	26,085	—	23,526	—
Residential real estate	649,913	3,245	743	3,741	7,729	657,642	8,520	—	6,226	—
Home equity lines of credit	9,035	—	73	9	82	9,117	9	—	—	—
Consumer	35,380	1,477	324	126	1,927	37,307	126	—	—	—
Total loans	$2,364,708	$22,453	$1,895	$15,615	$39,963	$2,404,671	$34,740	$—	$29,752	$—

December 31, 2025
Commercial
Business	$674,168	$461	$762	$10,854	$12,077	$686,245	$9,555	$—	$8,434	$—
Real estate	900,244	—	6,092	—	6,092	906,336	—	—	—	—
Acquisition, development and construction	116,784	—	—	—	—	116,784	13,099	—	13,099	—
Total commercial	1,691,196	461	6,854	10,854	18,169	1,709,365	22,654	—	21,533	—
Residential real estate	591,255	2,935	1,211	3,693	7,839	599,094	7,690	—	4,987	—
Home equity lines of credit	9,656	246	22	45	313	9,969	68	—	—	—
Consumer	23,387	1,542	427	243	2,212	25,599	243	—	—	—
Total loans	$2,315,494	$5,184	$8,514	$14,835	$28,533	$2,344,027	$30,655	$—	$26,520	$—

The Company has an arrangement with a Fintech client to fund an early wage access program for its customers. As of March 31, 2026 and December 31, 2025, the balance was $6.3 million and $2.7 million, respectively, and is included in consumer loans. These advances typically have repayment terms of 1-14 days and are secured by the employee's earned wages. Under the terms of the arrangement, the Company's Fintech client is obligated to reimburse the Company for any advances that remain unpaid for more than 60 days. Based on the arrangement for reimbursement of advances outstanding for more than 60 days, the delinquency table above excludes loans included in the early wage access program.

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

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level, with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of March 31, 2026, the Bank expects the markets in which it operates will experience potential economic volatility over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
March 31, 2026
Commercial
Business	$5,037	$523	$—	$149	$2,026	$7,735	$216
Real estate	1,963	—	—	—	—	1,963	—
Acquisition, development and construction	13,006	—	—	—	—	13,006	—
Total commercial	$20,006	$523	$—	$149	$2,026	$22,704	$216
Residential	6,226	—	—	—	—	6,226	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	126	—	—	—	126	49
Total	$26,232	$649	$—	$149	$2,026	$29,056	$265
Collateral value	$87,416	$1,982	$—	$190	$2,475	$92,063

December 31, 2025
Commercial
Business	$4,434	$550	$—	$149	$2,019	$7,152	$89
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	12,292	—	—	—	—	12,292	—
Total commercial	$16,726	$550	$—	$149	$2,019	$19,444	$89
Residential	5,559	—	—	—	—	5,559	4
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	243	—	—	—	243	100
Total	$22,285	$793	$—	$149	$2,019	$25,246	$193
Collateral value	$103,122	$1,318	$—	$190	$3,625	$108,255

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve for these certain loans in homogeneous pools was immaterial at March 31, 2026 and December 31, 2025.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2026 and December 31, 2025, the liability for unfunded commitments related to loans held-for-investment was $1.1 million and $1.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or a part of specific loans is uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at December 31, 2025	$7,551	$3,284	$1,945	$12,780	$7,695	$101	$1,251	$21,827
Provision (release of allowance) for credit losses[1]	1,740	(467)	(524)	749	1,070	(2)	459	2,276
Charge-offs	(1,113)	—	—	(1,113)	—	(37)	(740)	(1,890)
Recoveries	46	—	—	46	—	27	319	392
ACL balance at March 31, 2026	$8,224	$2,817	$1,421	$12,462	$8,765	$89	$1,289	$22,605

(Dollars in thousands)
ACL balance at December 31, 2024	$6,495	$2,571	$1,772	$10,838	$7,322	$95	$1,408	$19,663
Provision (release of allowance) for credit losses[1]	1,285	(135)	(389)	761	(281)	(7)	(114)	359
Charge-offs	(796)	—	—	(796)	—	—	(591)	(1,387)
Recoveries	49	3	—	52	—	1	477	530
ACL balance at March 31, 2025	$7,033	$2,439	$1,383	$10,855	$7,041	$89	$1,180	$19,165
1 Excludes the provision (release of allowance) for unfunded commitments and any provision for credit losses related to available-for-sale debt securities, as applicable.

During the three months ended March 31, 2026, there were charge-offs totaling $1.9 million. For the three months ended March 31, 2026, $1.1 million of charge-offs were related to a single commercial business loan, $0.7 million of charge-offs were related to the subprime consumer automotive segment and $0.1 million of charge-offs were to a home equity line of credit client. During the three months ended March 31, 2026 and March 31, 2025, the release of allowance related to unfunded commitments was $0.4 million and $0.2 million, respectively.

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

The following tables summarize the period-end amortized cost basis of loans to borrowers in financial difficulty that were modified during the periods shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended March 31, 2026
Commercial
Business	$—	$4,694	$—	$—	$4,694	1%
Real estate	—	—	537	—	537	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,694	537	—	5,231	—%
Residential	—	—	107	—	107	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,694	$644	$—	$5,338	—%

Three Months Ended March 31, 2025
Commercial
Business	$—	$6,447	$—	$—	$6,447	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	6,447	—	—	6,447	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$6,447	$—	$—	$6,447	—%

The above tables present the amortized cost basis of loans at March 31, 2026 and 2025 that were experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified for borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable.

During the three months ended March 31, 2026, there are six loans to five borrowers that received a payment delay modification for $4.7 million, and two loans to two borrowers that received a term extension modification for $0.6 million. During the three months ended March 31, 2025, there were $6.4 million in modifications to five borrowers experiencing financial difficulties.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended March 31, 2026
Commercial
Business	$360	$—	$—	$360
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	360	—	—	360
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$360	$—	$—	$360

Three Months Ended March 31, 2025
Commercial
Business	$243	$—	$967	$1,210
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	243	—	967	1,210
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$243	$—	$967	$1,210

As of March 31, 2026, there is one modified loan past due, with an amortized cost basis of $0.4 million. This loan is to an SBA borrower and is secured by owner occupied real estate. This loan is considered performing as of March 31, 2026. As of March 31, 2025, there were two modified loans past due, with an amortized cost basis of $1.2 million. Both loans were commercial loans with government guarantees secured by business assets. Both loans were considered non-accrual as of March 31, 2025.

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

As of March 31, 2026, there were no modified loans that had subsequently defaulted. As of March 31, 2025, there was one modified loan that had defaulted, with an amortized cost basis of $0.2 million. The loan was a commercial note that had a government guarantee and was considered non-accrual as of March 31, 2025.

Note 4 – Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must assess whether its equity method investments are significant. In evaluating the significance of these investments, the Company performs the income, investment and asset tests described in S-X 1-02(w) for each equity method investment. Rule 4-08(g) of Regulation S-X requires summarized financial information for all equity method investees in a quarterly report if any of the equity method investees, individually or in the aggregate, result in any of the tests exceeding 10%.

Under the income test, the Company's proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10%, accordingly, the Company is required to provide summarized income statement information for all investees for all periods presented.

The Company's equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for its proportionate share of the entities' earnings.

ICM

The following table presents summarized income statement information for the Company's equity method investment in ICM for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total revenues	$9,629	$10,989
Net income	395	771

Gain on loans sold	$5,494	$6,603
(Loss) gain on loans held-for-sale	(112)	48
Volume of loans sold	272,856	313,940
The Company owns a 42.75% common membership interest in ICM and is entitled to a 40% profit interest in the earnings of ICM. The 42.75% common membership interest allows the Company to have significant influence over ICM's operations and decision making. Accordingly, the investment, which had a carrying value of $24.4 million at March 31, 2026, is accounted for as an equity method investment. The Company's share net income from its investment in ICM was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the mortgage pipeline was $517.8 million and $427.2 million, respectively.

Warp Speed

The following table presents summarized income statement information for the Company's equity method investment in Warp Speed for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total revenues	$47,849	$43,681
Net income	4,593	787

Gain on loans sold	$17,570	$15,001
Gain (loss) on loans held-for-sale	734	(1,347)
Volume of loans sold	474,973	330,742

The Company's ownership percentage of 36.75% of Warp Speed allows it to have significant influence over Warp Speed's operations and decision making. Accordingly, the investment, which had a carrying value of $62.9 million at March 31, 2026, is accounted for as an equity method investment. At the time of acquisition, the Company made a policy election to record its proportionate share of net income of the investee on a three month lag. The Company's share of Warp Speed's net income totaled $1.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the mortgage pipeline was $608.4 million and $700.1 million, respectively.

Ayers Socure II

The Company's ownership percentage of Ayers Socure II is 10% and it was determined that the Company has significant influence over Ayers Socure II. Accordingly, the investment is accounted for as an equity method investment. The Company's share of net income from Ayers Socure II for the three months ended March 31, 2026 and 2025 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to the Company's equity method investment in Ayers Socure II, the Company also has a direct equity security ownership interest in Socure. With the combination of its investments in both Ayers Socure II and Socure directly, the Company owns less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,011,098	$1,144,682
NOW	721,316	575,277
Savings and money markets	669,608	532,928
Time deposits, including CDs and IRAs	495,322	589,159
Total deposits	$2,897,344	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$602	$596

The following table presents the maturities of time deposits for the twelve month periods ended March 31:

(Dollars in thousands)
2027	$392,593
2028	101,675
2029	991
2030	45
2031	1
Thereafter	17
Total	$495,322

As of March 31, 2026 and December 31, 2025, overdrawn deposit accounts totaling $6.2 million and $5.8 million, respectively, were reclassified as loan balances.

Note 6 – Borrowed Funds

Revolving line of credit

In February 2026, the Company entered into a credit agreement, pursuant to which the lender extended to the Company a senior revolving line of credit in the principal amount of $20.0 million. Loans under the credit agreement will bear interest per annum at a rate equal to 2.75%, plus the term secured overnight financing rate, which will reset monthly. The Company may optionally prepay loans under the credit agreement in whole or in part, at any time or from time to time without premium or penalty and is required to prepay certain amounts of the loan in the event of the Company's disposition of affiliates or subsidiaries, or any capital-raise or refinancing of its indebtedness. In February 2026, the Company borrowed $20.0 million on the senior revolving line of credit, which is scheduled to terminated in February 2029.

In March 2026, the Company used the cash from previously mentioned senior revolving line of credit, as well as cash held on the balance sheet to redeem all of the $40.0 million principal amount of its fixed-to-floating rate subordinated notes issued in November 2020.

(Dollars in thousands)	Three Months Ended March 31, 2026
Balance at end of period	$20,000
Average balance during the period	7,556
Maximum month-end balance	20,000
Weighted-average rate during the period	7.08%
Weighted-average rate at end of period	6.69%

Note 7 – Pension and Supplemental Executive Retirement Plans

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

The following table presents information pertaining to the activity in the Company's defined benefit pension plan, using the latest available actuarial valuations with a measurement date of March 31, 2026 and 2025 for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest cost	$120	$119
Expected return on plan assets	(152)	(154)
Amortization of net actuarial loss	48	38
Net periodic benefit income	$16	$3
Contributions paid	$—	$—

There was no service cost or amortization of prior service cost for the three months ended March 31, 2026 and 2025.

Note 8 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of the periods

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2026
Financial Assets:
Cash and cash equivalents	$177,635	$177,635	$177,635	$—	$—
Securities available-for-sale	421,729	421,729	—	396,617	25,112
Loans receivable, net	2,381,134	2,508,525	—	—	2,508,525
Interest rate swaps	3,214	3,214	—	3,214	—
Accrued interest receivable	17,082	17,082	—	3,633	13,449
FHLB stock	3,005	3,005	—	3,005	—
Embedded derivative	5,246	5,246	—	—	5,246

Financial Liabilities:
Deposits	2,897,344	2,849,538	—	2,849,538	—
Repurchase agreements	4,429	4,429	—	4,429	—
Interest rate swaps	3,214	3,214	—	3,214	—
Fair value hedge	351	351	—	351	—
Accrued interest payable	1,743	1,743	—	1,743	—
Subordinated debt	34,046	32,344	—	32,344	—
Revolving line of credit	20,000	20,000	—	20,000	—

December 31, 2025
Financial assets:
Cash and cash equivalents	$244,125	$244,125	$244,125	$—	$—
Securities available-for-sale	410,510	410,510	—	384,909	25,601
Loans receivable, net	2,321,336	2,449,242	—	—	2,449,242
Interest rate swaps	2,625	2,625	—	2,625	—
Accrued interest receivable	16,561	16,561	—	5,625	10,936
FHLB stock	2,106	2,106	—	2,106	—
Embedded derivative	5,246	5,246	—	—	5,246

Financial liabilities:
Deposits	$2,842,046	$2,857,109	$—	$2,857,109	$—
Repurchase agreements	3,339	3,339	—	3,339	—
Interest rate swaps	2,625	2,625	—	2,625	—
Fair value hedge	1,001	1,001	—	1,001	—
Accrued interest payable	2,210	2,210	—	2,210	—
Subordinated debt	74,026	72,187	—	72,187	—

Note 9 – Fair Value Measurements

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with the Company's methodologies disclosed in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2025 Form 10-K. Valuation techniques for the assets and liabilities described below are consistent with techniques used in prior periods.

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

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan continues to be reported at amortized cost. As of March 31, 2026 and December 31, 2025, there were no loans held-for-sale.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	March 31, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$21,329	$—	$21,329
United States sponsored mortgage-backed securities	—	296,814	—	296,814
Municipal securities	—	37,545	17,612	55,157
Corporate debt securities	—	40,929	—	40,929
Other debt securities	—	—	7,500	7,500
Interest rate swaps	—	3,214	—	3,214
Embedded derivative	—	—	5,246	5,246
Liabilities:
Interest rate swaps	—	3,214	—	3,214
Fair value hedge	—	351	—	351

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$22,054	$—	$22,054
United States sponsored mortgage-backed securities	—	289,493	—	289,493
United States treasury securities	—	4,985	—	4,985
Municipal securities	—	38,358	18,101	56,459
Corporate debt securities	—	30,019	—	30,019
Interest rate swaps	—	2,625	—	2,625
Embedded derivative	—	—	5,246	5,246
Liabilities:
Interest rate swaps	—	2,625	—	2,625
Fair value hedge	—	1,001	—	1,001

The following table represents recurring Level III assets and liabilities as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2025	$18,101	$5,246	$23,347
Maturities/calls	(75)	—	(75)
Unrealized loss included in other comprehensive income (loss)	(414)	—	(414)
Balance at March 31, 2026	$17,612	$5,246	$22,858

Balance at December 31, 2024	$17,993	$648	$18,641
Maturities/calls	(73)	—	(73)
Unrealized loss included in other comprehensive income (loss)	(258)	—	(258)
Balance at March 31, 2025	$17,662	$648	$18,310

The table of recurring Level III assets and liabilities above does not include $7.5 million of preferred shares that are carried at cost, which management believes approximates fair value.

Assets Measured on a Nonrecurring Basis

From time to time, the Company may be required to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the quantitative analysis of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Collateral-dependent loans – Certain loans receivable are evaluated individually for credit loss when the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of collateral. Estimated credit losses are based on the fair value of the collateral, adjusted for costs to sell. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of collateral-dependent real estate related loans, the Company obtains an external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an external appraisal.

The following table presents the fair value of these assets as of the periods shown:

	March 31, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$28,790	$28,790
Other real estate owned	—	—	580	580

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$25,053	$25,053
Other real estate owned	—	—	580	580

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2026
Nonrecurring measurements:
Collateral-dependent loans	$28,790	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$580	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,612	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$5,246	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	1.75 years
			Risk free rate	3.58%

December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	$25,053	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$580	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,101	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$5,246	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	2 years
			Risk free rate	3.58%
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

Note 10 – Derivatives

The Company uses certain derivative instruments to meet the needs of customers, as well as to manage the interest rate risk associated with certain transactions. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate mortgages included in a closed portfolio due to changes in benchmark interest rates.

In 2023, the Company entered into five portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps were designated to hedge a closed portfolio of fixed rate mortgages and one of the interest rate swaps was designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

In October 2024, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $250.0 million, was fully dedesignated, and the Company paid the counterparty $2.1 million to terminate the swap. The Company recorded a $0.5 million loss in 2023 and $1.7 million remained on the balance sheet at the time of discontinuance as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items. As of March 31, 2026, the basis adjustment remaining on the hedged portfolio was $1.4 million. The Company recorded a $0.1 million gain on the derivative as a result of the discontinuance in 2024.

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

In January 2025, the Company discontinued the portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate municipal bonds. The hedge, which had a notional amount of $50.0 million, was fully dedesignated, and the Company paid the counterparty $0.5 million to terminate the swap. A basis adjustment to the hedged securities portfolio of $0.5 million remained on the balance sheet at the time of discontinuance, which will be amortized over the life of the underlying hedged items. In September 2025, the Company sold approximately $35.2 million of municipal bonds that were part of the hedged portfolio. As of March 31, 2026, the amortized cost basis of the closed portfolio of municipal bonds was $19.6 million, inclusive of a $0.1 million remaining basis adjustment.

In March 2026, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $40.0 million, was fully dedesignated, and the Company paid the counterparty $0.1 million to terminate the swap. At the time of discontinuance, $0.1 million remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items.

There was one remaining active fair value swap as of March 31, 2026, which is designated under the portfolio layer method. The notional amount, which is amortizing, was $41.6 million inclusive of a $38.4 million amortization adjustment at March 31, 2026. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value based on changes in the hedged risk.

The following table, which includes active fair value hedged items and discontinued fair value hedged items on which a basis adjustment still remains, represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2026 and December 31, 2025:

		March 31, 2026
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$392,798	$41,596	$429	$1,374
Fixed rate bonds	Investment securities available-for-sale	19,619	—	—	119
Total hedged assets		$412,417	$41,596	$429	$1,493

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$403,900	$84,202	$1,001	$1,433
Fixed rate bonds	Investment securities available-for-sale	20,000	—	—	132
Total hedged assets		$423,900	$84,202	$1,001	$1,565

Derivatives Not Designated as Hedging Instruments

Matched Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company simultaneously enters into a "mirror" swap contract with a third-party. The third-party exchanges the borrower's fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan-related derivative income.

Outstanding Financial Derivative Instruments

The following tables summarize outstanding financial derivative instruments as of March 31, 2026 and December 31, 2025:

		March 31, 2026
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$41,596	$(351)	$650

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	122,318	3,214	(589)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	122,318	(3,214)	589

Total derivatives		$286,232	$(351)	$650

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$84,202	$(1,001)	$(889)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,131	2,625	(3,288)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,131	(2,625)	3,288

Total derivatives		$336,464	$(1,001)	$(889)

Embedded Derivatives

In 2022, the Company entered into an agreement to sell a portion of its shares of Interchecks Technologies, Inc. ("Interchecks"), a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, the Company recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $5.2 million at March 31, 2026 and December 31, 2025, with no gain or loss for the three months ended March 31, 2026 and March 31, 2025.

Note 11 – Earnings per Share

Basic earnings per share (“EPS”) is determined by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is determined by dividing net income available to common shareholders by the weighted-average number of shares outstanding, increased by the number of shares that would be issued assuming the exercise of certain instruments under the Company's incentive stock plan.

The following table presents the Company's calculation of EPS for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2026	2025
Numerator for earnings per share:
Net income, before noncontrolling interest	$5,184	$3,559
Net loss attributable to noncontrolling interest	—	18
Net income available to common shareholders	$5,184	$3,577

Denominator:
Weighted-average shares outstanding - basic	12,795,271	12,948,178
Effect of dilutive instruments	396,134	233,035
Weighted-average shares outstanding - diluted	13,191,405	13,181,213

Earnings per common share - basic	$0.41	$0.28
Earnings per common share - diluted	$0.39	$0.27

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	30,945	417,038

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities:
Realized loss recognized in income	$—	$(42)	Loss on sale of available-for-sale securities, net
Income tax effect	—	10	Income taxes
Realized loss recognized in income, net of tax	—	(32)
Defined benefit pension plan items:
Amortization of net actuarial loss	(48)	$(38)	Salaries and employee benefits
Income tax effect	12	9	Income taxes
Defined benefit pension plan items, net of tax	(36)	(29)

Total reclassifications	$(36)	$(61)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at December 31, 2025	$(11,820)	$(2,046)	$(13,866)
Other comprehensive income before reclassification	(4,182)	(49)	(4,231)
Amounts reclassified from accumulated other comprehensive income	—	36	36
Net current period other comprehensive loss	(4,182)	(13)	(4,195)
Balance at March 31, 2026	$(16,002)	$(2,059)	$(18,061)

Balance at December 31, 2024	$(25,948)	$(2,283)	$(28,231)
Other comprehensive income before reclassification	2,247	(196)	2,051
Amounts reclassified from accumulated other comprehensive income	32	29	61
Net current period other comprehensive income (loss)	2,279	(167)	2,112
Balance at March 31, 2025	$(23,669)	$(2,450)	$(26,119)

Note 13 – Segment Reporting

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

The Other category consists of professional services and the Company's Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from the Company's Edge Ventures companies, including Victor, primarily consist of software services, offering account functionality and transactions to customers through web-based platforms. In September 2025, the Company executed an asset purchase agreement to sell substantially all assets and operations of Victor. The Other category no longer includes substantially all of the income and expense activity derived from Victor.

The Company's chief operating decision makers ("CODMs") regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the Chief Executive Officer and President, Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on operating income, which is reported on the income statement as consolidated income before income taxes. Operating income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to the Company's peers. Operating income on a segment basis is reported below.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended March 31, 2026	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$44,669	$103	$2	$—	$—	$44,774
Interest expense	15,332	—	990	—	—	16,322
Net interest income (expense)	29,337	103	(988)	—	—	28,452
Provision for credit losses	1,854	—	—	—	—	1,854
Net interest income (expense) after provision for credit losses	27,483	103	(988)	—	—	26,598

Noninterest income	6,331	1,966	3,192	266	(3,546)	8,209

Noninterest Expenses:
Salaries and employee benefits	10,480	—	5,508	164	—	16,152
Occupancy expense	1,273	—	146	—	(146)	1,273
Equipment depreciation and maintenance	388	—	88	118	—	594
Data processing and communications	1,287	—	63	1	—	1,351
Professional fees	1,522	—	1,139	9	(210)	2,460
Other expenses[1]	8,148	—	1,135	189	(3,190)	6,282
Total noninterest expenses	23,098	—	8,079	481	(3,546)	28,112

Operating income (loss)	$10,716	$2,069	$(5,875)	$(215)	$—	$6,695

Capital expenditures for the three months ended March 31, 2026	$72	$—	$68	$—	$—	$140
Total assets as of March 31, 2026	3,244,492	98,452	351,536	1,348	(373,530)	3,322,298
Total assets as of December 31, 2025	3,270,958	96,363	377,114	77,677	(513,194)	3,308,918
Goodwill as of March 31, 2026	—	—	—	1,200	—	1,200
Goodwill as of December 31, 2025	—	—	—	1,200	—	1,200
Investment in equity method investees as of March 31, 2026	—	88,809	—	—	—	88,809
Investment in equity method investees as of December 31, 2025	—	86,823	—	—	—	86,823
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

Note 14 – Divestitures

Victor Technologies, Inc.

In September 2025, the Company sold substantially all assets and operations of Victor and recorded a $34.2 million pre-tax gain. The Company continues to offer certain customers the account functionality through Victor through an agreement with Jack Henry & Associates. The transaction did not meet the criteria for discontinued operations because the sale of Victor did not represent a strategic shift that is expected to have a major effect on the Company's operations and financial results.

Trabian Technology, Inc.

In January 2025, the Company entered into a stock repurchase agreement with Trabian Technology, Inc. (“Trabian”) in which Trabian repurchased all the shares held by MVB for $3.5 million. As a result of the transaction, the Company recognized a gain of $0.6 million for the three months ended March 31, 2025 and no longer consolidates Trabian in its financial statements.

Note 15 – Subsequent Event

In April 2026, MVB recognized a pre-tax gain of approximately $10.0 million in connection with the completion of a capital raise by one of MVB's portfolio companies. The impact of this gain increased MVB's tangible book value per share by $0.59 based on the balance of tangible equity and the number of shares outstanding as of March 31, 2026.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2025 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this report for further information on forward-looking statements.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. The Federal Reserve lowered its federal funds interest rate range to 3.50% to 3.75% in December 2025. Higher loan balances primarily reflect the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Financial Results

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

During the three months ended March 31, 2026, net interest income increased $1.8 million, noninterest income increased $1.2 million and noninterest expense declined by $0.6 million compared to the three months ended March 31, 2025. Our yield on tax-equivalent earning assets for the three months ended March 31, 2026 was 5.86% compared to 5.91% for the three months ended March 31, 2025. Loans receivable increased by $60.6 million to $2.40 billion during the three months ended March 31, 2026. Our overall cost of interest-bearing liabilities was 3.26% for the three months ended March 31, 2026 compared to 3.71% at March 31, 2025. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.73% in the three months ended March 31, 2026, compared to 3.66% in the three months ended March 31, 2025.

Our net income for the three months ended March 31, 2026 was $5.2 million compared to $3.6 million for the three months ended March 31, 2025. Earnings for the three months ended March 31, 2026 equated to a return on average assets of 0.6% and a return on average equity of 6.1%, compared to the three months ended March 31, 2025 results of 0.4% and 4.7%, respectively. Basic and diluted earnings per share were $0.41 and $0.39, respectively, for the three months ended March 31, 2026, compared to $0.28 and $0.27, respectively, for the three months ended March 31, 2025.

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present information regarding (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income and margin (tax-equivalent); (iv) net interest income and margin as of and for the periods shown. The average balances presented are derived from daily average balances.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$340,906	$3,031	3.61%	$445,509	$4,734	4.31%
Investment securities:
Taxable	361,901	4,409	4.94	327,676	2,757	3.41
Tax-exempt [1]	56,737	557	3.98	102,681	857	3.38
Loans: [2]
Commercial	1,774,717	30,232	6.91	1,492,238	28,020	7.62
Tax exempt [1]	2,286	25	4.44	2,826	30	4.31
Real estate	487,773	4,883	4.06	546,106	5,862	4.35
Consumer	84,249	1,758	8.46	62,956	1,155	7.44
Total loans	2,349,025	36,898	6.37	2,104,126	35,067	6.76
Total earning assets	3,108,569	44,895	5.86	2,979,992	43,415	5.91
Less: Allowance for credit losses	(21,829)			(19,630)
Cash and due from banks	9,947			6,979
Other assets	336,744			327,995
Total assets	$3,433,431			$3,295,336

Liabilities
Deposits:
NOW	$709,743	$5,217	2.98%	$481,322	$3,134	2.64%
Money market checking	542,170	3,072	2.30	335,743	2,092	2.53
Savings	149,883	1,197	3.24	89,924	582	2.62
IRAs	7,137	60	3.41	7,722	81	4.25
CDs	550,973	5,764	4.24	814,782	9,793	4.87
Total interest-bearing deposits	1,959,906	15,310	3.17	1,729,493	15,682	3.68
Repurchase agreements and federal funds sold	4,186	21	2.03	3,167	15	1.92
FHLB and other borrowings	56	1	7.24	5,115	59	4.68
Subordinated debt	60,707	858	5.73	73,828	797	4.38
Revolving line of credit	7,556	132	7.08	—	—	—
Total interest-bearing liabilities	2,032,411	16,322	3.26	1,811,603	16,553	3.71
Noninterest-bearing demand deposits	1,011,690			1,130,900
Other liabilities	50,811			48,684
Total liabilities	3,094,912			2,991,187

Stockholders’ equity
Common stock	14,117			13,796
Paid-in capital	171,040			164,967
Treasury stock	(27,003)			(16,741)
Retained earnings	193,468			170,365
Accumulated other comprehensive loss	(13,103)			(28,275)
Total stockholders’ equity	338,519			304,112
Noncontrolling interest	—			37
Total stockholders’ equity attributable to parent	338,519			304,149
Total liabilities and stockholders’ equity	$3,433,431			$3,295,336

Net interest income and margin (tax-equivalent) [1]		$28,573	3.73%		$26,862	3.66%
Less: Tax-equivalent adjustments		$(121)			$(186)
Net interest income and margin		$28,452	3.71%		$26,676	3.63%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended March 31, 2026 and 2025, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net interest margin - U.S. GAAP basis
Net interest income	$28,452	$26,676
Average interest-earning assets	3,108,569	2,979,992
Net interest margin	3.71%	3.63%

Net interest margin - non-U.S. GAAP basis
Net interest income	$28,452	$26,676
Impact of fully tax-equivalent adjustment	121	186
Net interest income on a fully tax-equivalent basis	$28,573	$26,862
Average interest-earning assets	$3,108,569	$2,979,992
Net interest margin on a fully tax-equivalent basis	3.73%	3.66%

Key Metrics

	As of and for the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Book value per common share	$26.07	$23.94
Tangible book value per common share [1]	$25.98	$23.85
Efficiency ratio [2]	76.7%	85.2%
Overhead ratio [3,4]	3.3%	3.5%
Net loan charge-offs to total loans [3,5]	0.26%	0.17%
Allowance for credit losses to total loans	0.94%	0.93%
Nonperforming loans	$34,740	$20,272
Nonperforming loans to total loans	1.4%	1.0%
Equity to assets	10.1%	10.3%
Community Bank Leverage Ratio	10.1%	10.9%
1 Non-U.S. GAAP metric. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.

Tangible book value (“TBV”) per common share was $25.98 and $23.85 as of March 31, 2026 and March 31, 2025, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of March 31,
(Dollars in thousands, except per share data)	2026	2025
Goodwill	$1,200	$1,200
Intangibles	—	—
Total intangibles	$1,200	$1,200

Total equity attributable to parent	$334,920	$310,054
Less: Total intangibles	(1,200)	(1,200)
Tangible common equity	$333,720	$308,854

Tangible common equity	$333,720	$308,854
Common shares outstanding (000s)	12,847	12,950
Tangible book value per common share	$25.98	$23.85

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

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Net interest margin on a tax-equivalent basis was 3.73% for the three months ended March 31, 2026 compared to 3.66% for the three months ended March 31, 2025. The increase in net interest margin on a tax-equivalent basis primarily reflects a decline in funding costs, partially offset by lower earning asset yields.

During the three months ended March 31, 2026, net interest income increased by $1.8 million, or 6.7%, to $28.5 million from $26.7 million during the three months ended March 31, 2025. This increase is largely due to a decrease in cost of funds, partially offset by lower yields on earning assets. Average total earning assets were $3.11 billion in the three months ended March 31, 2026 compared to $2.98 billion in the three months ended March 31, 2025. Total interest income increased by $1.5 million, or 3.6%, to $44.8 million in the three months ended March 31, 2026 from $43.2 million in the three months ended March 31, 2025, primarily reflecting higher average loan balances, partially offset by lower interest rates. Average total loans increased to $2.35 billion in the three months ended March 31, 2026 from $2.10 billion in the three months ended March 31, 2025, primarily as the result of a $282.5 million increase in average commercial loans and a $21.3 million increase in average consumer loans, partially offset by a $58.3 million decline in average real estate loans.

Average investment securities declined $11.7 million as the result of a $45.9 million decline in tax-exempt investments, partially offset by a $34.2 million increase in taxable investments during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The yield on taxable securities increased 153 basis points and the tax-exempt securities yield increased 60 basis points.

Average interest-bearing liabilities increased by $220.8 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. The increase was primarily the result of average balance increases of $206.4 million in money market checking accounts, $228.4 million in negotiable order of withdrawal accounts and $60.0 million in saving accounts, partially offset by a decline of $263.8 million in certificates of deposit.

Average interest-bearing deposits were $1.96 billion for the three months ended March 31, 2026 and $1.73 billion for the three months ended March 31, 2025. Total interest expense declined by $0.2 million, primarily driven by a lower balance in certificates of deposit. The cost of interest-bearing liabilities declined to 3.26% in the three months ended March 31, 2026 from 3.71% in the three months ended March 31, 2025.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to an estimate of lifetime expected losses in the loan and available-for-sale investment security portfolios.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

The provision for credit losses totaled $1.9 million for the three months ended March 31, 2026 compared to $0.2 million in the three months ended March 31, 2025. This increase in provision is due primarily to an increase in loan balances of $60.6 million during the three months ended March 31, 2026, resulting in an additional provision of $0.9 million. This increase in provision was concentrated in the Residential, Consumer and Industrial and Consumer segments. Slight improvements in the adjusted allocation rates resulted in a reduction of provision of $0.2 million and individually analyzed provision was also reduced by $0.1 million. The release of allowance for unfunded commitments totaled $0.4 million and $0.2 million during the three months ended March

31, 2026 and 2025, respectively. Net charge-offs totaled $1.5 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively.

Noninterest Income

Payment card and service charge income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Noninterest income totaled $8.2 million for the three months ended March 31, 2026, an increase of $1.2 million from $7.0 million for the three months ended March 31, 2025. The increase was primarily the result of a $1.3 million increase in equity method investment income from our mortgage segment, a $0.9 million increase in holding gains on equity securities and a $0.3 million loss on sale of fixed assets in the three months ended March 31, 2025. These increases were partially offset by declines of $0.5 million in compliance consulting income and $0.5 million in other operating income and a $0.6 million gain on divestiture activity related to the sale of Trabian included in the prior year period.

Noninterest Expense

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Noninterest expense totaled $28.1 million for the three months ended March 31, 2026, a decline of $0.6 million from $28.7 million for the three months ended March 31, 2025. The decline from the prior period primarily reflects declines of $1.1 million in professional fees, $0.4 million in equipment depreciation and maintenance and $0.3 million in salaries and employee benefits, partially offset by an increase of $0.7 million of software costs and $0.3 million in other operating expenses. Approximately 57.5% and 57.2% of noninterest expense for the three months ended March 31, 2026 and 2025, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Our return on average assets was 0.6% for the three months ended March 31, 2026, compared to 0.4% for the three months ended March 31, 2025. The higher return for the three months ended March 31, 2026 is the result of a $1.6 million increase in earnings. The increase in earnings was partially offset by an increase in average total assets of $138.1 million, which was primarily the result of a $282.5 million increase in average commercial loans, $34.2 million increase in average taxable investment securities and a $21.3 million increase in average consumer loans. These increases were partially offset by a $104.6 million decline in average interest-bearing deposits with banks, a $58.3 million decline in average real estate loans and a $45.9 million decline in tax-exempt investment securities.

Equity

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Our return on average stockholders’ equity was 6.1% for the three months ended March 31, 2026, compared to 4.7% for the three months ended March 31, 2025. The higher return for the three months ended March 31, 2026 is a result of the previously discussed $1.6 million increase in earnings, while average equity increased by $34.4 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $177.6 million at March 31, 2026, compared to $244.1 million at December 31, 2025. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $473.2 million at March 31, 2026, compared to $461.2 million at December 31, 2025. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities:
United States government agency securities	$21,329	$22,054
United States sponsored mortgage-backed securities	296,814	289,493
United States treasury securities	—	4,985
Municipal securities	55,157	56,459
Corporate debt securities	40,929	30,019
Other debt securities	7,500	7,500
Investment securities available-for-sale	$421,729	$410,510

Equity securities	$51,459	$50,643

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

Loans

Our loan portfolio totaled $2.40 billion as of March 31, 2026 and $2.34 billion as of December 31, 2025. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2026 and December 31, 2025, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 25% and 26% of our total loan portfolio as of March 31, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses

The ACL was $22.6 million, or 0.94% of loans receivable, at March 31, 2026, compared to $21.8 million, or 0.93% of loans receivable, at December 31, 2025. Over the three months ended March 31, 2026, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculations resulted in increases totaling $1.2 million in the allowance attributable to the residential, home equity lines of credit and consumer segments and an increase of $0.2 million in the unallocated segments. The increases were partially offset by decreases of $0.5 million to the commercial business, commercial real estate and commercial acquisition, development and construction segments and a decrease of $0.1 million in the individually analyzed segment. Bank management expects the markets in which it operates will experience potential economic volatility over the next one to two years and for the three months ended March 31, 2026 has observed increases to loan balances and decreases to allocation rates within the pooled loan portfolio.

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

Deposits remain the most significant source of funds, totaling $2.90 billion, or 98.1% of funding sources at March 31, 2026, as compared to $2.84 billion in deposits representing 97.3% of funding sources at December 31, 2025. Of these amounts, Fintech deposits totaled $1.14 billion and $1.21 billion at March 31, 2026 and December 31, 2025, respectively. The decrease in Fintech deposits is primarily attributable to a decreases in payments deposits and digital asset deposits to $515.5 million and $20.5 million at March 31, 2026, respectively, from $660.3 million and $31.3 million at December 31, 2025, respectively. Partially offsetting the decreases in payments and digital assets deposits was an increase in gaming deposits to $248.9 million at March 31, 2026 from $184.3 million at December 31, 2025. Certificates of deposit (“CDs”) have decreased to $488.6 million at March 31, 2026, compared to $581.9 million at December 31, 2025, primarily driven by a decrease of $57.5 million of Retail CDs and $35.7 million in Brokered CDs .

Borrowings represented 1.8% of funding sources at March 31, 2026, versus 2.5% at December 31, 2025. Repurchase agreements, which are available to large corporate customers, represented 0.1% and 0.2% of funding sources at March 31, 2026 and December 31, 2025.

At March 31, 2026, noninterest-bearing balances totaled $1.01 billion, compared to $1.14 billion at December 31, 2025, or 34.9% and 40.3%, respectively, of total deposits. Interest-bearing deposits totaled $1.89 billion at March 31, 2026, compared to $1.70 billion at December 31, 2025.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Deposits:
Noninterest-bearing demand	$1,011,098	$1,144,682
NOW	721,316	575,277
Savings and money markets	669,608	532,928
Time deposits, including CDs and IRAs	495,322	589,159
Total deposits	$2,897,344	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$602	$596

Average interest-bearing deposits were $1.96 billion during the three months ended March 31, 2026, compared to $1.73 billion during the same time period in 2025 and average noninterest-bearing deposits were $1.01 billion during the three months ended March 31, 2026 compared to $1.13 billion during the same time period in 2025.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $906.7 million at March 31, 2026 and $732.9 million at December 31, 2025, primarily representing the banking-as-a-service and gaming industries.
Along with traditional deposits, the Bank has access to both short-term borrowings from the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $515.5 million, $355.1 million and $248.9 million as of March 31, 2026, respectively, compared to $660.3 million, $329.5 million and $184.3 million as of December 31, 2025, respectively. Of the gaming deposits, $208.9 million is with our three largest gaming clients at March 31, 2026.

Capital Resources

During the three months ended March 31, 2026, stockholders’ equity increased $1.0 million to $334.9 million. This increase primarily consists of net income of $5.2 million, common stock options exercised of $1.9 million and stock based compensation expense of $0.7 million, partially offset by an increase in other comprehensive losses of $4.2 million and cash dividends paid of $2.2 million.

During the three months ended March 31, 2026, total assets increased $13.4 million. The equity to assets ratio was consistent at 10.1% for March 31, 2026 and December 31, 2025. We paid dividends to common shareholders of $2.2 million during the three months ended March 31, 2026 and 2025, compared to earnings of $5.2 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively, resulting in the dividend payout ratio decreasing to 42.1% for the three months ended March 31, 2026 from 61.5% for the three months ended March 31, 2025.

MVB and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2025 Form 10-K.

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

The Bank's CBLR at March 31, 2026 was 10.1%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

On April 23, 2026, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC published a final rule to modify the CBLR. This final rule is unchanged from the proposal published in November of 2025, which lowers the CBLR from 9% to 8% and increases the grace period for falling under from two quarters to four quarters, subject to a limit of eight quarters in the previous five-year period. The rule is effective July 1, 2026.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $436.4 million and $453.4 million as of March 31, 2026 and December 31, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the three months ended March 31, 2026, cash provided by financing activities totaled $35.4 million, while cash used in operating and investing activities totaled $23.3 million and $78.6 million, respectively. Significant cash flows during the quarter included inflows of $55.3 million related to the net change in deposits, $20.0 million of proceeds from the revolving line of credit and $14.3 million in maturities and paydowns of available-for-sale investment securities. These inflows were offset by outflows of $62.1 million related to the net change in loans, the $40.0 million redemption of subordinated debt and $30.5 million to purchase available-for-sale investment securities.

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

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.3% for March 2026 and 4.2% for March 2025.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2025 Form 10-K.

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

Item 4 – Controls and Procedures

As of March 31, 2026, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2025 Form 10-K. There have been no material changes in our risk factors from those disclosed, except for the following:

Expansion into new specialty lending programs, including litigation finance, exposes us to unique and heightened risks that could adversely affect our business, financial condition and results of operations.

We periodically evaluate and enter into new specialty lending programs as part of our strategic growth initiatives, including programs involving non-traditional asset classes, such as litigation finance. While we believe diversifying our loan portfolio and expanding into new markets can create long-term value for our shareholders, these activities introduce risks that differ materially from those associated with our existing banking operations. Our experience, historical loss data and established underwriting frameworks may not be directly applicable to these new specialty lending categories, and we may be unable to accurately assess or manage the risks inherent in them. There can be no assurance that our entry into new specialty lending programs will be profitable, and our failure to effectively identify, evaluate and manage the unique risks associated with such programs could have a material adverse effect on our business, financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	May 6, 2026	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO, President and Director
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)