Form 10-Q
period 2026-06-30
MVB FINANCIAL CORP
filed 2026-08-05
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of August 4, 2026, there were 12,967,507 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations, including the impact of international trade policies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and volatility and disruption in local, national and international political and economic conditions, such as economic slowdowns or recessions, nationally and in the markets in which we operate and other developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors, as well as evolving legal and regulatory frameworks governing the development and use of artificial intelligence;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to and implement technological change, including our ability to assess and monitor the effect of artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	our ability to maintain a sufficient cybersecurity risk management program to monitor for and safeguard against cyberattacks or other cyber incidents against us or third parties with whom we do business, including sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	climate change, severe weather and natural disasters, including any climate-related regulatory requirements or customer and employee expectations related thereto, which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in the volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies or procedures;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 and amended on March 31, 2026, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” the “Company,” “we,” “us,” “our” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,330	$10,568
Interest-bearing balances with banks	302,266	233,557
Total cash and cash equivalents	312,596	244,125
Investment securities available-for-sale	429,578	410,510
Equity securities	62,503	50,643
Loans receivable	2,476,393	2,343,163
Allowance for credit losses	(28,217)	(21,827)
Loans receivable, net	2,448,176	2,321,336
Premises and equipment, net	9,935	10,379
Bank-owned life insurance	57,401	56,270
Equity method investments	90,195	86,823
Accrued interest receivable and other assets	135,469	128,832
TOTAL ASSETS	$3,545,853	$3,308,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,069,207	$1,144,682
Interest-bearing	2,042,169	1,697,364
Total deposits	3,111,376	2,842,046
Accrued interest payable and other liabilities	32,153	55,539
Repurchase agreements	3,709	3,339
Subordinated debt	34,072	74,026
Revolving line of credit	20,000	—
Total liabilities	3,201,310	2,974,950

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 14,322,668 and 12,947,151 shares issued and outstanding, respectively, as of June 30, 2026 and 14,042,683 and 12,715,598 shares issued and outstanding, respectively, as of December 31, 2025	14,323	14,043
Additional paid-in capital	172,940	170,380
Retained earnings	203,497	190,414
Accumulated other comprehensive loss	(18,039)	(13,866)
Treasury stock - 1,375,517 and 1,327,085 shares at cost as of June 30, 2026 and December 31, 2025, respectively	(28,178)	(27,003)
Total stockholders' equity	344,543	333,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,545,853	$3,308,918

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$41,058	$35,293	$77,931	$70,330
Interest on deposits with banks	2,289	3,592	5,320	8,326
Interest on investment securities	4,790	2,829	9,199	5,586
Interest on tax-exempt loans and securities	446	670	907	1,371
Total interest income	48,583	42,384	93,357	85,613

INTEREST EXPENSE
Interest on deposits	15,625	15,783	30,935	31,465
Interest on short-term borrowings and repurchase agreements	32	24	54	98
Interest on subordinated debt	314	797	1,172	1,594
Interest on revolving line of credit	338	—	470	—
Total interest expense	16,309	16,604	32,631	33,157

NET INTEREST INCOME	32,274	25,780	60,726	52,456
Provision for credit losses	4,677	1,990	6,531	2,167
Net interest income after provision for credit losses	27,597	23,790	54,195	50,289

NONINTEREST INCOME
Payment card and service charge income	6,008	4,653	11,094	9,638
Insurance income	—	80	54	148
(Loss) gain on sale of available-for-sale securities, net	(26)	90	(26)	48
Gain on sale of equity securities, net	926	118	926	118
Loss on derivatives, net	(677)	—	(677)	—
Loss on sale of loans, net	—	(80)	—	(149)
Holding gain (loss) on equity securities	10,369	(374)	11,038	(640)
Compliance and consulting income	—	6	—	507
Equity method investments income	1,834	2,315	3,800	2,960
Gain on divestiture activity	—	—	—	608
Loss on disposal of assets	—	(15)	—	(357)
Other operating income	362	1,152	796	2,072
Total noninterest income	18,796	7,945	27,005	14,953

NONINTEREST EXPENSES
Salaries and employee benefits	17,641	15,801	33,793	32,213
Occupancy expense	1,313	1,299	2,586	2,595
Equipment depreciation and maintenance	589	900	1,183	1,879
Data processing and communications	1,437	1,332	2,788	2,687
Software costs	1,642	1,137	3,057	1,836
Professional fees	2,715	3,481	5,175	7,062
Insurance, tax and assessment expense	1,055	1,078	2,130	2,035
Travel, entertainment, dues and subscriptions	1,036	1,058	1,958	1,867
Other operating expenses	2,982	2,483	5,852	5,096
Total noninterest expense	30,410	28,569	58,522	57,270
Income before income taxes	15,983	3,166	22,678	7,972

Income taxes	3,732	1,164	5,243	2,411
Net income, before noncontrolling interest	12,251	2,002	17,435	5,561
Net loss attributable to noncontrolling interest	—	—	—	18
Net income attributable to parent	$12,251	$2,002	$17,435	$5,579

Earnings per common shareholder - basic	$0.95	$0.16	$1.36	$0.43
Earnings per common shareholder - diluted	$0.93	$0.15	$1.32	$0.42
Weighted-average shares outstanding - basic	12,869,947	12,912,113	12,832,815	12,930,046
Weighted-average shares outstanding - diluted	13,186,672	13,121,436	13,188,996	13,151,616

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income, before noncontrolling interest	$12,251	$2,002	$17,435	$5,561

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	(63)	(2,682)	(5,580)	279
Reclassification adjustment for (losses) gains recognized in income	26	(90)	26	(48)
Change in defined benefit pension plan	513	429	448	171
Reclassification adjustment for amortization of net actuarial loss recognized in income	48	38	96	76
Change in cash flow hedge carrying value	(495)	—	(495)	—
Other comprehensive income (loss), before tax	29	(2,305)	(5,505)	478

Income taxes related to items of other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	15	646	1,350	(68)
Reclassification adjustment for (losses) gains recognized in income	(6)	22	(6)	12
Change in defined benefit pension plan	(124)	(104)	(108)	(42)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(12)	(9)	(24)	(18)
Change in cash flow hedge carrying value	120	—	120	—
Income taxes related to items of other comprehensive income (loss):	(7)	555	1,332	(116)
Total other comprehensive income (loss), net of tax	22	(1,750)	(4,173)	362
Comprehensive loss attributable to noncontrolling interest	—	—	—	18

Comprehensive income	$12,273	$252	$13,262	$5,941

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	14,042,683	$14,043	$170,380	$190,414	$(13,866)	1,327,085	$(27,003)	$333,968	$—	$333,968
Net income	—	—	—	5,184	—	—	—	5,184	—	5,184
Other comprehensive loss	—	—	—	—	(4,195)	—	—	(4,195)	—	(4,195)
Dividends on common stock ($0.17 per share)	—	—	—	(2,185)	—	—	—	(2,185)	—	(2,185)
Stock-based compensation	—	—	741	—	—	—	—	741	—	741
Common stock options exercised	127,496	127	1,799		—	—	—	1,926	—	1,926
Restricted stock units vested	3,552	4	(4)		—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(519)	—	—	—	—	(519)	—	(519)
Balance at March 31, 2026	14,173,731	$14,174	$172,397	$193,413	$(18,061)	1,327,085	$(27,003)	$334,920	$—	$334,920

Net income	—	—	—	12,251	—	—	—	12,251	—	12,251
Other comprehensive income	—	—	—	—	22	—	—	22	—	22
Dividends on common stock ($0.17 per share)	—	—	—	(2,167)	—	—	—	(2,167)	—	(2,167)
Stock-based compensation	—	—	745	—	—	—	—	745	—	745
Common stock options exercised	52,082	52	792	—	—	—	—	844	—	844
Restricted stock units vested	96,855	97	(97)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(897)	—	—	—	—	(897)	—	(897)
Stock repurchase program	—	—	—	—	—	48,432	(1,175)	(1,175)	—	(1,175)
Balance at June 30, 2026	14,322,668	$14,323	$172,940	$203,497	$(18,039)	1,375,517	$(28,178)	$344,543	$—	$344,543

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	711	—	—	—	—	711	—	711
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

Net income	—	—	—	2,002	—	—	—	2,002	—	2,002
Other comprehensive loss	—	—	—	—	(1,750)	—	—	(1,750)	—	(1,750)
Dividends on common stock ($0.17 per share)	—	—	—	(2,209)	—	—	—	(2,209)	—	(2,209)
Stock-based compensation	—	—	896	—	—	—	—	896	—	896
Stock-based compensation related to equity method investments	—	—	104	—	—		—	104	—	104
Restricted stock units vested	78,945	79	(79)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(402)	—	—	—	—	(402)	—	(402)
Stock repurchase program	—	—	—	—	—	314,580	(6,380)	(6,380)	—	(6,380)
Balance at June 30, 2025	13,877,256	$13,877	$166,078	$173,350	$(27,869)	1,162,596	$(23,121)	$302,315	$—	$302,315

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$17,435	$5,561
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) and amortization of investments	(975)	449
Net amortization of deferred loan costs	936	651
Provision for credit losses	6,531	2,167
Depreciation and amortization	841	1,558
Stock-based compensation	1,486	1,607
Holding (gain) loss on equity securities	(11,038)	640
Loss (gain) on sale of available-for-sale securities, net	26	(48)
Gain on sale of equity securities, net	(926)	(118)
Loss on sale of loans held-for-investment	—	149
Gain on divestiture activity	—	(608)
Loss on sale of other real estate owned	84	—
Income on bank-owned life insurance	(1,131)	(603)
Deferred income taxes	2,110	(63)
Equity method investments income	(3,800)	(2,960)
Return on equity method investments	371	(208)
Changes in other assets	(3,478)	22,966
Changes in other liabilities	(26,595)	(9,573)
Net cash (used in) provided by operating activities	(18,123)	21,567
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(51,461)	(74,430)
Net maturities/paydowns of available-for-sale investment securities	22,788	59,344
Sales of available-for-sale investment securities	5,000	29,480
Purchases of premises and equipment	(469)	(452)
Disposals of premises and equipment	—	150
Net change in loans	(134,639)	(83,455)
Proceeds from the sale of loans held-for-investment	—	27,678
Proceeds from sale of other real estate owned	35	1,229
Purchase of equity securities	(1,146)	(2,050)
Proceeds from sale of equity securities	1,200	188
Proceeds from divestiture, net	—	3,463
Net cash used in investing activities	(158,692)	(38,855)
FINANCING ACTIVITIES
Net change in deposits	269,330	109,606
Net change in repurchase agreements	370	268
Redemption of subordinated debt	(40,000)	—
Proceeds from revolving line of credit	20,000	—
Deferred financing fees	(178)	—
Repurchases of common stock	(1,238)	(6,380)
Common stock options exercised	2,770	72
Withholding cash paid in lieu of restricted stock	(1,416)	(402)
Cash dividends paid on common stock	(4,352)	(4,410)
Net cash provided by financing activities	245,286	98,754
Net change in cash and cash equivalents	68,471	81,466
Cash and cash equivalents, beginning of period	244,125	317,913
Cash and cash equivalents, end of period	$312,596	$399,379

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$33,409	$36,873
Income taxes, net of refunds	14,784	3,856

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	382	—
Change in unrealized holding losses on securities available-for-sale	(5,554)	(62)

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

CoRe Banking

The Company offers its customers a full range of products and services, including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit (“CDs”);
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks; and
●	Safe deposit rental facilities.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In the Company's opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of its financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. The consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the Company's 2025 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with its audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Wholly-owned investments are required to be consolidated into the Company's financial statements. The Company evaluates investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of June 30, 2026, the Company held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. For the three and six months ended June 30, 2026 and 2025, the Company elected to reclassify the balance of software costs to a separate line item included in noninterest expenses titled "software costs". These costs were previously included in the line item included in noninterest expenses titled "travel, entertainment, dues and subscriptions".

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company early adopted the amendments effective April 1, 2026 on a prospective basis. Upon adoption, the Company applied the amendments to a qualifying cash flow hedge relationship added in the fiscal quarter ending June 30, 2026. The updated guidance expands certain hedge accounting elections and modifies the assessment of risk exposure for designated hedging relationships. The adoption did not result in a material cumulative-effect adjustment and did not have a material impact on the Bank's financial statements; however, it may affect the designation and ongoing assessment of certain hedging relationships prospectively.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$23,759	$33	$(2,597)	$21,195
United States sponsored mortgage-backed securities	305,625	956	(13,306)	293,275
Municipal securities	62,638	34	(6,289)	56,383
Corporate debt securities	51,202	223	(200)	51,225
Other debt securities	7,500	—	—	7,500
Investment securities available-for-sale	$450,724	$1,246	$(22,392)	$429,578

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$24,500	$30	$(2,476)	$22,054
United States sponsored mortgage-backed securities	295,958	3,044	(9,509)	289,493
United States treasury securities	4,998	—	(13)	4,985
Municipal securities	63,205	39	(6,785)	56,459
Corporate debt securities	29,941	207	(129)	30,019
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	$426,102	$3,320	$(18,912)	$410,510

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$264,359	$252,788
After one year, but within five years	33,980	33,704
After five years, but within ten years	51,783	50,185
After ten years	100,602	92,901
Total available-for-sale debt securities	$450,724	$429,578

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $239.5 million and $162.4 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of June 30, 2026. The Company evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, its ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. There was no ACL activity related to available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025.

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $22.4 million if sold at June 30, 2026, the Company has no intent to sell the applicable securities at such fair values and maintain that it has the ability to hold these securities until all amortized cost basis has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be attributed to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, the Company has no ACL related to these securities as of June 30, 2026.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	June 30, 2026
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (16)	$139	$(2)	$18,092	$(2,595)
United States sponsored mortgage-backed securities (79)	140,463	(3,040)	61,234	(10,266)
Municipal securities (116)	1,560	(38)	53,001	(6,251)
Corporate debt securities (21)	23,111	(192)	7,012	(8)
Total	$165,273	$(3,272)	$139,339	$(19,120)

	December 31, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (17)	$433	$(1)	$18,726	$(2,475)
United States sponsored mortgage-backed securities (57)	48,138	(224)	66,182	(9,285)
United States treasury securities (1)	—	—	4,986	(13)
Municipal securities (126)	1,057	(13)	53,533	(6,772)
Corporate debt securities (17)	16,789	(117)	1,988	(12)
Total	$66,417	$(355)	$145,415	$(18,557)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Proceeds from sales of available-for-sale securities	$5,000	$28,965	$5,000	$29,480
Gains, gross	—	381	—	381
Losses, gross	26	291	26	333

Proceeds from sales of equity securities	$1,200	$188	$1,200	$188
Gain, gross	926	118	926	118

Unrealized holding gains (losses) on equity securities	$10,369	$(374)	$11,038	$(640)

Equity Securities

Equity securities totaling $62.5 million and $50.6 million at June 30, 2026 and December 31, 2025, respectively, primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as the Company's investments in other types of securities. At June 30, 2026 and December 31, 2025, equity securities without readily determinable fair values were carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues and totaled $53.7 million and $43.1 million, respectively. At June 30, 2026 and December 31, 2025, equity securities recorded at net asset value totaled $8.8 million and $7.5 million, respectively.

During the three months ended June 30, 2026, the Company recognized a pre-tax net gain of approximately $10.0 million in connection with the completion of a capital raise by one of its portfolio companies. This gain is primarily included in holding gain on equity securities in the statement of income for the three and six months ended June 30, 2026.

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial:
Business	$706,661	$686,245
Real estate	890,591	906,336
Acquisition, development and construction	107,144	116,784
Total commercial	1,704,396	1,709,365
Residential real estate	722,455	599,094
Home equity lines of credit	8,614	9,969
Consumer	42,450	25,599
Total loans	2,477,915	2,344,027
Deferred loan origination fees, net	(1,522)	(864)
Loans receivable	$2,476,393	$2,343,163

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of June 30, 2026, the Bank had three shared national credit relationships with an aggregate commitment for $59.5 million and an aggregate outstanding balance of $46.3 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including the Company's charge off and reserve policy, are consistent with the significant accounting policies disclosed in its financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

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

As of June 30, 2026, the Bank’s other real estate owned balance totaled $0.8 million. The other real estate owned balance consists of one residential mortgage with a balance of $0.3 million and one commercial loan from the Company's 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of June 30, 2026, there were four residential mortgage loans in the process of foreclosure with balances totaling $3.6 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the periods shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
June 30, 2026
Commercial business:
Risk rating:
Pass	$155,616	$117,287	$89,210	$43,728	$91,626	$167,122	$2,604	$667,193
Special Mention	—	—	—	11	11,603	1,757	2,784	16,155
Substandard	—	5,658	—	—	6,035	2,882	516	15,091
Doubtful	—	—	—	—	7,699	523	—	8,222
Total commercial business loans	$155,616	$122,945	$89,210	$43,739	$116,963	$172,284	$5,904	$706,661
Gross charge-offs	$—	$2,396	$—	$—	$—	$—	$—	$2,396

Commercial real estate:
Risk rating:
Pass	$131,083	$401,169	$7,558	$55,699	$103,367	$164,057	$250	$863,183
Special Mention	—	—	—	—	—	12,806	—	12,806
Substandard	—	—	—	—	—	14,602	—	14,602
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$131,083	$401,169	$7,558	$55,699	$103,367	$191,465	$250	$890,591
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$24,570	$45,588	$22,219	$424	$4,123	$9,414	$—	$106,338
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	806	—	806
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$24,570	$45,588	$22,219	$424	$4,123	$10,220	$—	$107,144
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
June 30, 2026
Residential Real Estate:
Risk rating:
Pass	$163,767	$54,280	$41,721	$19,807	$309,461	$123,808	$933	$713,777
Special Mention	—	—	—	—	585	100	—	685
Substandard	—	—	—	302	4,533	3,053	105	7,993
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$163,767	$54,280	$41,721	$20,109	$314,579	$126,961	$1,038	$722,455
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$—	$55	$32	$8,394	$—	$8,481
Special Mention	—	—	—	—	—	10	—	10
Substandard	—	—	—	—	—	123	—	123
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$—	$55	$32	$8,527	$—	$8,614
Gross charge-offs	$—	$—	$—	$—	$—	$37	$—	$37

Consumer:
Risk rating:
Pass	$23,337	$9,623	$—	$805	$6,680	$1,774	$—	$42,219
Special Mention	—	—	—	—	—	—	—	—
Substandard	87	83	—	32	29	—	—	231
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$23,424	$9,706	$—	$837	$6,709	$1,774	$—	$42,450
Gross charge-offs	$21	$689	$—	$110	$339	$71	$—	$1,230

Total:
Risk rating:
Pass	$498,373	$627,947	$160,708	$120,518	$515,289	$474,569	$3,787	$2,401,191
Special Mention	—	—	—	11	12,188	14,673	2,784	29,656
Substandard	87	5,741	—	334	10,597	21,466	621	38,846
Doubtful	—	—	—	—	7,699	523	—	8,222
Total loans	$498,460	$633,688	$160,708	$120,863	$545,773	$511,231	$7,192	$2,477,915
Gross charge-offs	$21	$3,085	$—	$110	$339	$108	$—	$3,663

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Risk rating:
Pass	$163,051	$86,050	$90,403	$112,603	$39,975	$162,717	$3,014	$657,813
Special Mention	—	—	13	6,457	102	27	3,169	9,768
Substandard	3,275	—	—	6,945	715	4,351	155	15,441
Doubtful	—	—	—	2,425	3	795	—	3,223
Total commercial business loans	$166,326	$86,050	$90,416	$128,430	$40,795	$167,890	$6,338	$686,245
Gross charge-offs	$—	$—	$—	$5,151	$150	$—	$—	$5,301

Commercial real estate:
Risk rating:
Pass	$385,587	$37,965	$103,877	$127,687	$109,778	$103,842	$311	$869,047
Special Mention	—	—	—	—	10,991	9,469	—	20,460
Substandard	—	—	—	—	—	16,829	—	16,829
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$385,587	$37,965	$103,877	$127,687	$120,769	$130,140	$311	$906,336
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$42,512	$45,584	$357	$5,821	$8,126	$1,286	$—	$103,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,292	806	—	13,098
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$42,512	$45,584	$357	$5,821	$20,418	$2,092	$—	$116,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$46,191	$54,074	$25,392	$332,150	$78,269	$53,361	$2,234	$591,671
Special Mention	—	—	—	—	—	108	—	108
Substandard	—	—	302	4,002	—	2,903	108	7,315
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$46,191	$54,074	$25,694	$336,152	$78,269	$56,372	$2,342	$599,094
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$33	$—	$9,800	$—	$9,889
Special Mention	—	—	—	—	—	12	—	12
Substandard	—	—	—	—	—	68	—	68
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$33	$—	$9,880	$—	$9,969
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$13,533	$—	$1,066	$8,401	$2,322	$34	$—	$25,356
Special Mention	—	—	—	—	—	—	—	—
Substandard	95	—	36	81	31	—	—	243
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$13,628	$—	$1,102	$8,482	$2,353	$34	$—	$25,599
Gross charge-offs	$149	$—	$201	$1,185	$288	$—	$—	$1,823

Total:
Risk rating:
Pass	$650,874	$223,673	$221,151	$586,695	$238,470	$331,040	$5,559	$2,257,462
Special Mention	—	—	13	6,457	11,093	9,616	3,169	30,348
Substandard	3,370	—	338	11,028	13,038	24,957	263	52,994
Doubtful	—	—	—	2,425	3	795	—	3,223
Total loans	$654,244	$223,673	$221,502	$606,605	$262,604	$366,408	$8,991	$2,344,027
Gross charge-offs	$149	$—	$201	$6,336	$438	$—	$—	$7,124

Management further monitors the performance and credit quality of the loan portfolio by analyzing the past due status of the portfolio, which is determined by the length of time a payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
June 30, 2026
Commercial
Business	$685,437	$1,076	$7,428	$12,720	$21,224	$706,661	$20,654	$—	$10,257	$—
Real estate	876,998	9,408	4,185	—	13,593	890,591	—	—	—	—
Acquisition, development and construction	106,338	—	—	806	806	107,144	806	—	806	—
Total commercial	1,668,773	10,484	11,613	13,526	35,623	1,704,396	21,460	—	11,063	—
Residential real estate	717,988	—	1,014	3,453	4,467	722,455	7,419	—	5,520	—
Home equity lines of credit	8,491	—	—	123	123	8,614	123	—	—	—
Consumer	39,565	1,923	731	231	2,885	42,450	231	—	3,271	—
Total loans	$2,434,817	$12,407	$13,358	$17,333	$43,098	$2,477,915	$29,233	$—	$19,854	$—

December 31, 2025
Commercial
Business	$674,168	$461	$762	$10,854	$12,077	$686,245	$9,555	$—	$8,434	$—
Real estate	900,244	—	6,092	—	6,092	906,336	—	—	—	—
Acquisition, development and construction	116,784	—	—	—	—	116,784	13,099	—	13,099	—
Total commercial	1,691,196	461	6,854	10,854	18,169	1,709,365	22,654	—	21,533	—
Residential real estate	591,255	2,935	1,211	3,693	7,839	599,094	7,690	—	4,987	—
Home equity lines of credit	9,656	246	22	45	313	9,969	68	—	—	—
Consumer	23,387	1,542	427	243	2,212	25,599	243	—	—	—
Total loans	$2,315,494	$5,184	$8,514	$14,835	$28,533	$2,344,027	$30,655	$—	$26,520	$—

The Company has an arrangement with a Fintech client to fund an early wage access program for its customers. As of June 30, 2026 and December 31, 2025, the balance was $10.1 million and $2.7 million, respectively, and is included in consumer loans. These advances typically have repayment terms of 1-14 days and are secured by the employee's earned wages. Under the terms of the arrangement, the Company's Fintech client is obligated to reimburse the Company for any advances that remain unpaid for more than 60 days. Based on the arrangement for reimbursement of advances outstanding for more than 60 days, the delinquency table above excludes loans included in the early wage access program.

In addition, a portfolio of tax anticipation loans are excluded from the delinquency table above, as the ultimate source of repayment for these loans is the Internal Revenue Service, rather than the borrower, and as such delinquency and aging metrics for this portfolio are not considered comparable to, or reflective of the credit risk characteristics of, the Company's other loan segments. As of June 30, 2026 and December 31, 2025, the balance of the tax anticipation loan portfolio was $14.6 million and $15.0 million, respectively, and is included in consumer loans.

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

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level, with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of June 30, 2026, the Bank expects the markets in which it operates will experience potential economic volatility over the next one to two years. The ACL for a portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio, and the ACL for a portfolio segment consisting entirely of purchased seasoned residential loans secured by junior liens on single family homes was calculated under a manual loss rate calculation.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
June 30, 2026
Commercial
Business	$9,096	$523	$—	$149	$4,694	$14,462	$3,526
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	806	—	—	—	—	806	—
Total commercial	$9,902	$523	$—	$149	$4,694	$15,268	$3,526
Residential	5,520	—	—	—	—	5,520	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	231	—	—	—	231	67
Total	$15,422	$754	$—	$149	$4,694	$21,019	$3,593
Collateral value	$20,524	$1,263	$—	$—	$12,294	$34,081

December 31, 2025
Commercial
Business	$4,434	$550	$—	$149	$2,019	$7,152	$89
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	12,292	—	—	—	—	12,292	—
Total commercial	$16,726	$550	$—	$149	$2,019	$19,444	$89
Residential	5,559	—	—	—	—	5,559	4
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	243	—	—	—	243	100
Total	$22,285	$793	$—	$149	$2,019	$25,246	$193
Collateral value	$103,122	$1,318	$—	$190	$3,625	$108,255

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve for these certain loans in homogeneous pools was immaterial at June 30, 2026 and December 31, 2025.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2026 and December 31, 2025, the liability for unfunded commitments related to loans held-for-investment was $1.2 million and $1.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or a part of specific loans is uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at March 31, 2026	$8,224	$2,817	$1,421	$12,462	$8,765	$89	$1,289	$22,605
Provision (release of allowance) for credit losses[1]	3,330	856	167	4,353	(61)	(13)	242	4,521
Charge-offs	(1,283)	—	—	(1,283)	—	—	(490)	(1,773)
Recoveries	—	—	—	—	—	1	390	391
Initial allowance for credit losses on purchased loans	—	—	—		2,473	—	—	2,473
ACL balance at June 30, 2026	$10,271	$3,673	$1,588	$15,532	$11,177	$77	$1,431	$28,217

(Dollars in thousands)
ACL balance at December 31, 2025	$7,551	$3,284	$1,945	$12,780	$7,695	$101	$1,251	$21,827
Provision (release of allowance) for credit losses[1]	5,070	389	(357)	5,102	1,009	(15)	701	6,797
Charge-offs	(2,396)	—	—	(2,396)	—	(37)	(1,230)	(3,663)
Recoveries	46	—	—	46	—	28	709	783
Initial allowance for credit losses on purchased loans	—	—	—	—	2,473	—	—	2,473
ACL balance at June 30, 2026	$10,271	$3,673	$1,588	$15,532	$11,177	$77	$1,431	$28,217
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

During the three and six months ended June 30, 2026, there were charge-offs totaling $1.8 million and $3.7 million, respectively. For the three months ended June 30, 2026, $1.3 million of charge-offs were related to a single commercial business loan and $0.5 million of charge-offs were related the subprime consumer automotive segment. For the six months ended June 30, 2026, $2.4 million of charge-offs were related to a single commercial business loan, $1.2 million of charge-offs were related to the subprime consumer automotive segment and an immaterial charge-off was taken against a home equity line of credit borrower.

During the three and six months ended June 30, 2026, there was a provision for credit losses and release of allowance related to unfunded commitments of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2025, the release of allowance related to unfunded commitments was $0.2 million and immaterial, respectively.

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

The following tables summarize the period-end amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the periods shown, by class and by type of modification. Also presented below is the percentage of the amortized cost basis of loans that were modified for borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended June 30, 2026
Commercial
Business	$—	$—	$—	$—	$—	—%
Real estate	—	—	4,146	—	4,146	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	—	4,146	—	4,146	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$4,146	$—	$4,146	—%

Three Months Ended June 30, 2025
Commercial
Business	$—	$—	$—	$—	$—	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	929	—	929	1%
Total commercial	—	—	929	—	929	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$929	$—	$929	—%

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Six Months Ended June 30, 2026
Commercial
Business	$—	$4,571	$—	$—	$4,571	1%
Real estate	—	—	4,675	—	4,675	1%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,571	4,675	—	9,246	—%
Residential	—	—	105	—	105	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,571	$4,780	$—	$9,351	—%

Six Months Ended June 30, 2025
Commercial
Business	$—	$6,480	$—	$—	$6,480	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	929	—	929	1%
Total commercial	—	6,480	929	—	7,409	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$6,480	$929	$—	$7,409	—%

During the three months ended June 30, 2026, there is one loan to a commercial borrower for $4.1 million that received a term extension modification, and during the six months ended June 30, 2026 there are $9.4 million in modifications consisting of nine loans to eight borrowers, with six loans to five borrowers totaling $4.6 million receiving payment delay modifications and three loans to three borrowers totaling $4.8 million receiving term extension modifications.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended June 30, 2025
Commercial
Business	$—	$—	$—	$—
Real estate	—	—	—	—
Acquisition, development and construction	—	—	929	929
Total commercial	—	—	929	929
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$929	$929

Six Months Ended June 30, 2026
Commercial
Business	$—	$718	$1,336	$2,054
Real estate	—	529	—	529
Acquisition, development and construction	—	—	—	—
Total commercial	—	1,247	1,336	2,583
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$1,247	$1,336	$2,583

Six Months Ended June 30, 2025
Commercial
Business	$—	$2,512	$949	$3,461
Real estate	—	—	—	—
Acquisition, development and construction	—	—	929	929
Total commercial	—	2,512	1,878	4,390
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,512	$1,878	$4,390

As of June 30, 2026, there are no loans modified within the last three months that are considered past due. As of June 30, 2026, there are four loans to three borrowers modified within the last six months that are considered past due, with an amortized cost basis of $2.6 million. Two loans totaling $1.3 million have SBA guarantees, are secured by business assets and are considered non-performing as of June 30, 2026. The other two loans are considered delinquent and are secured by business assets and commercial real estate, respectively. As of June 30, 2025, there were three modified loans past due, with an amortized cost basis of $4.4 million. All loans were considered non-accrual as of June 30, 2025.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three and Six Months Ended June 30, 2026
Commercial
Business	$—	$2,441	$—	$—	$2,441
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,441	—	—	2,441
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,441	$—	$—	$2,441

As of June 30, 2026, there were two modified loans that had subsequently defaulted, totaling $2.4 million. One loan totaling $2.3 million is secured by privately held securities, and one loan totaling $0.1 million is secured by business assets, enhanced by an SBA guarantee. Both loans are considered non-accrual as of June 30, 2026.

During the three and six months ended June 30, 2025, there were no modified loans that had subsequently defaulted.

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

ICM

The following table presents summarized income statement information for the Company's equity method investment in ICM for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Total revenues	$10,650	$11,541	$20,279	$22,529
Net income	888	344	1,283	1,116

Gain on loans sold	$7,184	$7,555	$12,678	$14,159
Loss on loans held-for-sale	(71)	(166)	(183)	(118)
Volume of loans sold	381,778	391,504	654,634	705,445
The Company owns a 42.75% common membership interest in ICM and is entitled to a 40% profit interest in the earnings of ICM. The common membership interest allows the Company to have significant influence over ICM's operations and decision making. Accordingly, the investment, which had a carrying value of $24.3 million at June 30, 2026, is accounted for as an equity method investment. The Company's share net income from its investment in ICM was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, while the Company's share of ICM's net income totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the mortgage pipeline was $500.8 million and $427.2 million, respectively.

Warp Speed

The following table presents summarized income statement information for the Company's equity method investment in Warp Speed for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Total revenues	$36,055	$46,191	$83,904	$89,872
Net income	4,147	6,025	8,740	6,812

Gain on loans sold	$11,845	$13,974	$29,415	$28,975
(Loss) gain on loans held-for-sale	(1,632)	3,134	(898)	1,787
Volume of loans sold	438,938	307,531	913,911	638,274

The Company's ownership percentage of 36.75% of Warp Speed allows it to have significant influence over Warp Speed's operations and decision making. Accordingly, the investment, which had a carrying value of $64.4 million at June 30, 2026, is accounted for as an equity method investment. At the time of acquisition, the Company made a policy election to record its proportionate share of net income of the investee on a three month lag. The Company's share of Warp Speed's net income totaled
$1.5 million and $3.3 million for the three and six months ended June 30, 2026, while the Company's share of Warp Speed's net income totaled $2.3 million and $2.6 million for three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the mortgage pipeline was $735.6 million and $700.1 million, respectively.

Ayers Socure II

The Company's ownership percentage of Ayers Socure II is 10% and it was determined that the Company has significant influence over Ayers Socure II. Accordingly, the investment is accounted for as an equity method investment. The Company's share of net income from Ayers Socure II for the three and six months ended June 30, 2026 and 2025 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to the Company's equity method investment in Ayers Socure II, the Company also has a direct equity security ownership interest in Socure. With the combination of its investments in both Ayers Socure II and Socure directly, the Company owns less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,069,207	$1,144,682
NOW	780,307	575,277
Savings and money markets	825,590	532,928
Time deposits, including CDs and IRAs	436,272	589,159
Total deposits	$3,111,376	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$6,181	$596

The following table presents the maturities of time deposits for the twelve month periods ended June 30:

(Dollars in thousands)
2027	$337,362
2028	98,040
2029	790
2030	16
2031	47
Thereafter	17
Total	$436,272

As of June 30, 2026 and December 31, 2025, overdrawn deposit accounts totaling $6.6 million and $5.8 million, respectively, were reclassified as loan balances.

Note 6 – Borrowed Funds

Revolving line of credit

In February 2026, the Company entered into a credit agreement, pursuant to which the lender extended to the Company a senior revolving line of credit in the principal amount of $20.0 million. Loans under the credit agreement bear interest per annum at a rate equal to 2.75%, plus the term secured overnight financing rate, which will reset monthly. The Company may optionally prepay loans under the credit agreement in whole or in part, at any time or from time to time without premium or penalty and is required to prepay certain amounts of the loan in the event of the Company's disposition of affiliates or subsidiaries, or any capital-raise or refinancing of its indebtedness. In February 2026, the Company borrowed $20.0 million on the senior revolving line of credit, which is scheduled to be terminated in February 2029.

In March 2026, the Company used the cash from the previously mentioned senior revolving line of credit, as well as cash held on the balance sheet to redeem all of the $40.0 million principal amount of its fixed-to-floating rate subordinated notes issued in November 2020.

(Dollars in thousands)	Six Months Ended June 30, 2026
Balance at end of period	$20,000
Average balance during the period	13,812
Maximum month-end balance	20,000
Weighted-average rate during the period	6.86%
Weighted-average rate at end of period	6.36%

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

The following table presents information pertaining to the activity in the Company's defined benefit pension plan, using the latest available actuarial valuations with a measurement date of June 30, 2026 and 2025 for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest cost	$120	$119	240	238
Expected return on plan assets	(152)	(154)	(305)	(308)
Amortization of net actuarial loss	48	38	97	76
Net periodic benefit income	$16	$3	$32	$6
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and six months ended June 30, 2026 and 2025.

Note 8 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of the periods ended:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2026
Financial Assets:
Cash and cash equivalents	$312,596	$312,596	$312,596	$—	$—
Securities available-for-sale	429,578	429,578	—	404,648	24,930
Loans receivable, net	2,448,176	2,568,137	—	—	2,568,137
Interest rate swaps	2,734	2,734	—	2,734	—
Accrued interest receivable	17,475	17,475	—	3,888	13,587
FHLB stock	2,339	2,339	—	2,339	—
Embedded derivative	4,569	4,569	—	—	4,569

Financial Liabilities:
Deposits	3,111,376	3,051,949	—	3,051,949	—
Repurchase agreements	3,709	3,709	—	3,709	—
Interest rate swaps	2,734	2,734	—	2,734	—
Cash flow hedge	495	495	—	495	—
Accrued interest payable	1,432	1,432	—	1,432	—
Subordinated debt	34,072	32,709	—	32,709	—
Revolving line of credit	20,000	20,000	—	20,000	—

December 31, 2025
Financial assets:
Cash and cash equivalents	$244,125	$244,125	$244,125	$—	$—
Securities available-for-sale	410,510	410,510	—	384,909	25,601
Loans receivable, net	2,321,336	2,449,242	—	—	2,449,242
Interest rate swaps	2,625	2,625	—	2,625	—
Accrued interest receivable	16,561	16,561	—	5,625	10,936
FHLB stock	2,106	2,106	—	2,106	—
Embedded derivative	5,246	5,246	—	—	5,246

Financial liabilities:
Deposits	$2,842,046	$2,857,109	$—	$2,857,109	$—
Repurchase agreements	3,339	3,339	—	3,339	—
Interest rate swaps	2,625	2,625	—	2,625	—
Fair value hedge	1,001	1,001	—	1,001	—
Accrued interest payable	2,210	2,210	—	2,210	—
Subordinated debt	74,026	72,187	—	72,187	—
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

Cash flow hedges – Treated like an interest rate swap, cash flow hedges are recorded at fair value based on third-party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	June 30, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$21,195	$—	$21,195
United States sponsored mortgage-backed securities	—	293,275	—	293,275
Municipal securities	—	38,953	17,430	56,383
Corporate debt securities	—	51,225	—	51,225
Other debt securities	—	—	7,500	7,500
Interest rate swaps	—	2,734	—	2,734
Embedded derivative	—	—	4,569	4,569
Liabilities:
Interest rate swaps	—	2,734	—	2,734
Cash flow hedge	—	495	—	495

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$22,054	$—	$22,054
United States sponsored mortgage-backed securities	—	289,493	—	289,493
United States treasury securities	—	4,985	—	4,985
Municipal securities	—	38,358	18,101	56,459
Corporate debt securities	—	30,019	—	30,019
Interest rate swaps	—	2,625	—	2,625
Embedded derivative	—	—	5,246	5,246
Liabilities:
Interest rate swaps	—	2,625	—	2,625
Fair value hedge	—	1,001	—	1,001

The following table represents recurring Level III assets and liabilities as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at March 31, 2026	$17,612	$5,246	$22,858
Realized and unrealized loss included in earnings	—	(677)	(677)
Maturities/calls	(168)	—	(168)
Unrealized loss included in other comprehensive income (loss)	(14)	—	(14)
Balance at June 30, 2026	$17,430	$4,569	$21,999

Balance at December 31, 2025	$18,101	$5,246	$23,347
Realized and unrealized loss included in earnings	—	(677)	(677)
Maturities/calls	(243)	—	(243)
Unrealized gain included in other comprehensive loss	(428)	—	(428)
Balance at June 30, 2026	$17,430	$4,569	$21,999

Balance at Balance at March 31, 2025	$17,662	$648	$18,310
Realized gain included in earnings	1	—	1
Maturities/calls	(160)	—	(160)
Unrealized gain included in other comprehensive income	(68)	—	(68)
Balance at June 30, 2025	$17,435	$648	$18,083

Balance at December 31, 2024	$17,993	$648	$18,641
Realized gain included in earnings	1	—	1
Maturities/calls	(233)	—	(233)
Unrealized loss included in other comprehensive income (loss)	(326)	—	(326)
Balance at June 30, 2025	$17,435	$648	$18,083

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

The following table presents the fair value of these assets as of the periods shown:

	June 30, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$17,426	$17,426
Other real estate owned	—	—	843	843

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$25,053	$25,053
Other real estate owned	—	—	580	580
The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2026
Nonrecurring measurements:
Collateral-dependent loans	$17,426	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$843	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$17,430	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$4,569	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	1.50 years
			Risk free rate	3.58%

December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	$25,053	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$580	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,101	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$5,246	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	2 years
			Risk free rate	3.58%
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

In 2023, the Company entered into five portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps were designated to hedge a closed portfolio of fixed rate mortgages and one of the interest rate swaps was designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involved the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount. In October 2024, the Company discontinued one of the portfolio layer method fair value swaps designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages.

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

In March 2026, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $40.0 million at the time of discontinuance, was fully dedesignated, and the Company paid the counterparty $0.1 million to terminate the swap. At the time of discontinuance, $0.1 million remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items.

In May 2026, the Company discontinued a portfolio layer method fair value swap designated as a hedging instrument to hedge a closed portfolio of fixed rate mortgages. The hedge, which had a notional amount of $40.8 million at the time of discontinuance, inclusive of a $39.2 million amortization adjustment, was fully dedesignated and the Company was paid a nominal fee by the counterparty to terminate the swap. At the time of discontinuance, an immaterial amount remained on the balance sheet as a basis adjustment to the loans that were part of the hedged portfolio, which will be amortized over the life of the underlying hedged items.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2026 and December 31, 2025:

		June 30, 2026
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$381,060	$—	$—	$1,349
Fixed rate bonds	Investment securities available-for-sale	19,613	—	—	113
Total hedged assets		$400,673	$—	$—	$1,462

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$403,900	$84,202	$1,001	$1,433
Fixed rate bonds	Investment securities available-for-sale	20,000	—	—	132
Total hedged assets		$423,900	$84,202	$1,001	$1,565

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to variability in cash flows attributable to changes in the contractually specified benchmark interest rates on its floating rate customer loan pool.

In May 2026, the Company entered into an interest rate swap with a notional amount of $240.0 million, which is designated as a cash flow hedge to manage exposure to changes in benchmark interest rates on floating rate interest receipts on a portfolio of commercial loans. The hedge is designated on the first previously unhedged interest rate receipts on $240.0 million of commercial floating rate loans for interest payments received through May 2028. The interest rate swap involves the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreement. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (“AOCI”) and reclassified into interest income in the period the hedged interest receipts affect earnings. As of June 30, 2026, the Company estimates that $0.3 million of net deferred losses in AOCI will be reclassified into interest income over the next twelve months.

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

Outstanding Financial Derivative Instruments

The following tables summarize outstanding financial derivative instruments as of June 30, 2026 and December 31, 2025:

		June 30, 2026
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$—	$—	$1,001

Cash flow hedge of interest rate risk:
Pay variable rate swaps with counterparty	Accrued interest receivable and other assets	240,000	(495)	(495)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	98,501	2,734	(109)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	98,501	(2,734)	109

Total derivatives		$437,002	$(495)	$506

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$84,202	$(1,001)	$(889)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,131	2,625	(3,288)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,131	(2,625)	3,288

Total derivatives		$336,464	$(1,001)	$(889)

Embedded Derivatives

In 2022, the Company entered into an agreement to sell a portion of its shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, the Company recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $4.6 million and $5.2 million at June 30, 2026 and December 31, 2025, respectively, with a loss of $0.7 million recognized during the three and six months ended June 30, 2026 and no gain or loss recognized during the three and six months ended June 30, 2025.

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

The following table presents the Company's calculation of EPS for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2026	2025	2026	2025
Numerator for earnings per share:
Net income, before noncontrolling interest	$12,251	$2,002	$17,435	$5,561
Net loss attributable to noncontrolling interest	—	—	—	18
Net income available to common shareholders	$12,251	$2,002	$17,435	$5,579

Denominator:
Weighted-average shares outstanding - basic	12,869,947	12,912,113	12,832,815	12,930,046
Effect of dilutive instruments	316,725	209,323	356,181	221,570
Weighted-average shares outstanding - diluted	13,186,672	13,121,436	13,188,996	13,151,616

Earnings per common share - basic	$0.95	$0.16	$1.36	$0.43
Earnings per common share - diluted	$0.93	$0.15	$1.32	$0.42

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	30,323	461,392	30,956	430,557

Note 12 – Comprehensive Income

The following tables present the reclassified components of AOCI as of and for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Details about AOCI components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Income Statement Line Item
Available-for-sale securities:
Realized (loss) gain recognized in income	$(26)	$90	$(26)	$48	Loss on sale of available-for-sale securities, net
Income tax effect	6	(22)	6	(12)	Income taxes
Realized (loss) gain recognized in income, net of tax	(20)	68	(20)	36
Defined benefit pension plan items:
Amortization of net actuarial loss	(48)	$(38)	$(96)	$(76)	Salaries and employee benefits
Income tax effect	12	9	24	18	Income taxes
Defined benefit pension plan items, net of tax	(36)	(29)	(72)	(58)

Total reclassifications	$(56)	$39	$(92)	$(22)

(Dollars in thousands)	Unrealized Gains (Losses) on Available for-Sale Securities	Defined Benefit Pension Plan	Cash Flow Hedge	Total
Balance at March 31, 2026	$(16,002)	$(2,059)	$—	$(18,061)
Other comprehensive (loss) income before reclassification	(48)	389	(375)	(34)
Amounts reclassified from accumulated other comprehensive income	20	36	—	56
Net current period other comprehensive (loss) income	(28)	425	(375)	22
Balance at June 30, 2026	$(16,030)	$(1,634)	$(375)	$(18,039)

Balance at December 31, 2025	$(11,820)	$(2,046)	$—	$(13,866)
Other comprehensive (loss) income before reclassification	(4,230)	340	(375)	(4,265)
Amounts reclassified from accumulated other comprehensive income	20	72	—	92
Net current period other comprehensive (loss) income	(4,210)	412	(375)	(4,173)
Balance at June 30, 2026	$(16,030)	$(1,634)	$(375)	$(18,039)

Balance at March 31, 2025	$(23,669)	$(2,450)	$—	$(26,119)
Other comprehensive (loss) income before reclassification	(2,036)	325	—	(1,711)
Amounts reclassified from accumulated other comprehensive income	(68)	29	—	(39)
Net current period other comprehensive (loss) income	(2,104)	354	—	(1,750)
Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)

Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income before reclassification	211	129	—	340
Amounts reclassified from accumulated other comprehensive income	(36)	58	—	22
Net current period other comprehensive income	175	187	—	362
Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)

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

The Other category consists of professional services and the Company's Edge Venture companies. Revenue from the professional services are primarily made up of professional consulting income derived from banks and Fintech companies. Revenue from the Company's Edge Ventures companies, including Victor, primarily consist of software services, offering account functionality and transactions to customers through web-based platforms. In September 2025, the Company executed an asset purchase agreement to sell substantially all assets and operations of Victor. As of October 1, 2025, the Other category no longer includes substantially all of the income and expense activity derived from Victor.

The Company's chief operating decision makers ("CODMs") regularly review the performance of operating segments to assess performance and allocate resources between segments as necessary. The CODMs consist of the President and Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer. The measure used by the CODMs to assess performance and decide how to allocate resources is based on operating income, which is reported on the income statement as income before income taxes. Operating income is used by the CODMs to monitor budget versus actual results, as well as benchmarking to the Company's peers. Operating income on a segment basis is reported below.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended June 30, 2026	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$48,479	$103	$1	$—	$—	$48,583
Interest expense	15,657	—	652	—	—	16,309
Net interest income (expense)	32,822	103	(651)	—	—	32,274
Provision for credit losses	4,627	—	50	—	—	4,677
Net interest income (expense) after provision for credit losses	28,195	103	(701)	—	—	27,597

Noninterest income	17,083	1,833	3,600	210	(3,930)	18,796

Noninterest Expenses:
Salaries and employee benefits	11,498	—	6,008	135	—	17,641
Occupancy expense	1,313	—	146	—	(146)	1,313
Equipment depreciation and maintenance	398	—	113	78	—	589
Data processing and communications	1,355	—	80	2	—	1,437
Professional fees	1,368	—	1,557	—	(210)	2,715
Other expenses[1]	9,118	(8)	1,066	113	(3,574)	6,715
Total noninterest expenses	25,050	(8)	8,970	328	(3,930)	30,410

Operating income (loss)	$20,228	$1,944	$(6,071)	$(118)	$—	$15,983

Capital expenditures for the three months ended June 30, 2026	$204	$—	$125	$—	$—	$329
Total assets as of June 30, 2026	3,466,092	100,238	358,855	890	(380,222)	3,545,853
Total assets as of December 31, 2025	3,270,958	96,363	377,114	77,677	(513,194)	3,308,918
Goodwill as of June 30, 2026	—	—	—	1,200	—	1,200
Goodwill as of December 31, 2025	—	—	—	1,200	—	1,200
Investment in equity method investees as of June 30, 2026	—	90,195	—	—	—	90,195
Investment in equity method investees as of December 31, 2025	—	86,823	—	—	—	86,823
1 Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

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
1 Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

Six Months Ended June 30, 2026	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$93,148	$206	$3	$—	$—	$93,357
Interest expense	30,989	—	1,642	—	—	32,631
Net interest income (expense)	62,159	206	(1,639)	—	—	60,726
Provision for credit losses	6,481	—	50	—	—	6,531
Net interest income (expense) after provision for credit losses	55,678	206	(1,689)	—	—	54,195

Noninterest income	23,414	3,799	6,792	476	(7,476)	27,005

Noninterest Expenses:
Salaries and employee benefits	21,978	—	11,516	299	—	33,793
Occupancy expense	2,586	—	292	—	(292)	2,586
Equipment depreciation and maintenance	786	—	201	196	—	1,183
Data processing and communications	2,642	—	143	3	—	2,788
Professional fees	2,890	—	2,696	9	(420)	5,175
Other expenses	17,266	(8)	2,201	302	(6,764)	12,997
Total noninterest expenses	48,148	(8)	17,049	809	(7,476)	58,522

Operating income (loss)	$30,944	$4,013	$(11,946)	$(333)	$—	$22,678

Capital expenditures for the six months ended June 30, 2026	$276	$—	$193	$—	$—	$469
1 Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.

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
1 Other expenses consist of software costs, insurance, tax and assessment expenses, travel, entertainment, dues and subscription expenses and other operating expenses.
Note 14 – Divestitures

Trabian Technology, Inc.

In January 2025, the Company entered into a stock repurchase agreement with Trabian Technology, Inc. (“Trabian”) in which Trabian repurchased all the shares held by MVB for $3.5 million. As a result of the transaction, the Company recognized a gain of $0.6 million for the six months ended June 30, 2025 and no longer consolidates Trabian in its financial statements.

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. The Federal Reserve lowered its federal funds interest rate range from 3.50% to 3.75% in December 2025. Higher loan balances primarily reflect the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Financial Results

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

During the three months ended June 30, 2026, net interest income increased $6.5 million, noninterest income increased $10.9 million and noninterest expense increased $1.8 million compared to the three months ended June 30, 2025. The tax-equivalent yield on earning assets for the three months ended June 30, 2026 was 6.25% compared to 6.04% for the three months ended June 30, 2025. Loans receivable increased $72.7 million to $2.48 billion during the three months ended June 30, 2026. The cost of interest-bearing liabilities was 3.20% for the three months ended June 30, 2026 compared to 3.55% at June 30, 2025. The tax-equivalent net interest margin was 4.16% for the three months ended June 30, 2026, compared to 3.69% for the three months ended June 30, 2025. The tax-equivalent net interest margin for the three months ended June 30, 2026 includes $2.3 million of non-recurring net interest income.

Net income for the three months ended June 30, 2026 was $12.3 million compared to $2.0 million for the three months ended June 30, 2025. Net income for the three months ended June 30, 2026 includes a $10.0 million pre-tax gain related to an existing Fintech investment recognized in the second quarter. Net income for the three months ended June 30, 2026 resulted in a return on average assets of 1.4% and a return on average equity of 14.3%, compared to 0.3% and 2.6%, respectively, for the three months ended June 30, 2025. Basic and diluted earnings per share were $0.95 and $0.93, respectively, for the three months ended June 30, 2026, compared to $0.16 and $0.15, respectively, for the three months ended June 30, 2025. The provision for credit losses was $4.7 million for the three months ended June 30, 2026, inclusive of $2.6 million of provision related to loan growth in the quarter, compared to a $2.0 million provision for credit losses for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

During the six months ended June 30, 2026, net interest income increased $8.3 million, noninterest income increased $12.1 million and noninterest expense increased $1.3 million compared to the six months ended June 30, 2025. The yield on tax-equivalent earning assets for the six months ended June 30, 2026 was 6.06% compared to 5.98% for the six months ended June 30, 2025. Loans receivable increased by $133.2 million to $2.48 billion during the six months ended June 30, 2026. The cost of interest-bearing liabilities was 3.18% for the six months ended June 30, 2026 compared to 3.59% at June 30, 2025. The tax-equivalent net interest margin was 3.94% for the six months ended June 30, 2026, compared to 3.67% for the six months ended June 30, 2025.

Net income for the six months ended June 30, 2026 was $17.4 million compared to $5.6 million for the six months ended June 30, 2025. Net income for the six months ended June 30, 2026 includes a $10.0 million pre-tax gain related to an existing Fintech investment recognized in the second quarter. Net income for the six months ended June 30, 2026 resulted in a return on average assets of 1.0% and a return on average equity of 10.2%, compared to 0.3% and 3.7%, respectively, for the six months ended June 30, 2025. Basic and diluted earnings per share were $1.36 and $1.32, respectively, for the six months ended June 30, 2026, compared to $0.43 and $0.42, respectively, for the six months ended June 30, 2025. The tax-equivalent net interest margin for the six months ended June 30, 2026 includes $2.3 million of non-recurring net interest income.

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

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$252,962	$2,289	3.63%	$332,265	$3,592	4.34%
Investment securities:
Taxable	371,891	4,790	5.17	305,600	2,828	3.71
Tax-exempt [1]	55,637	538	3.88	96,135	819	3.42
Loans: [2]
Commercial	1,801,797	33,481	7.45	1,488,610	28,371	7.64
Tax exempt [1]	2,327	27	4.65	2,719	29	4.28
Real estate	490,000	5,061	4.14	538,595	5,826	4.34
Consumer	150,595	2,516	6.70	61,022	1,096	7.20
Total loans	2,444,719	41,085	6.74	2,090,946	35,322	6.78
Total earning assets	3,125,209	48,702	6.25	2,824,946	42,561	6.04
Less: Allowance for credit losses	(22,877)			(19,459)
Cash and due from banks	9,742			8,215
Other assets	344,238			300,378
Total assets	$3,456,312			$3,114,080

Liabilities
Deposits:
NOW	$798,433	$6,388	3.21%	$658,490	$4,966	3.02%
Money market checking	582,385	3,641	2.51	358,968	2,284	2.55
Savings	149,211	1,062	2.85	117,123	920	3.15
IRAs	6,580	51	3.11	7,414	68	3.68
CDs	447,766	4,483	4.02	657,367	7,545	4.60
Total interest-bearing deposits	1,984,375	15,625	3.16	1,799,362	15,783	3.52
Repurchase agreements and federal funds sold	4,549	23	2.03	4,081	24	2.36
FHLB and other borrowings	1,321	9	2.73	8	—	—
Subordinated debt	34,063	314	3.70	73,890	797	4.33
Revolving line of credit	20,000	338	6.78	—	—	—
Total interest-bearing liabilities	2,044,308	16,309	3.20	1,877,341	16,604	3.55
Noninterest-bearing demand deposits	1,030,279			886,657
Other liabilities	37,872			44,021
Total liabilities	3,112,459			2,808,019

Stockholders’ equity
Common stock	14,221			13,825
Paid-in capital	172,231			165,611
Treasury stock	(27,596)			(18,029)
Retained earnings	202,957			173,394
Accumulated other comprehensive loss	(17,960)			(28,740)
Total stockholders’ equity	343,853			306,061
Total liabilities and stockholders’ equity	$3,456,312			$3,114,080

Net interest income and margin (tax-equivalent) [1]		$32,393	4.16%		$25,957	3.69%
Less: Tax-equivalent adjustments		$(119)			$(177)
Net interest spread			3.04%			2.47%
Net interest income and margin		$32,274	4.14%		$25,780	3.66%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended June 30, 2026 and 2025, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$296,691	$5,320	3.62%	$388,574	$8,326	4.32%
Investment securities:
Taxable	366,924	9,199	5.06	316,577	5,586	3.56
Tax-exempt [1]	56,184	1,095	3.93	99,050	1,676	3.41
Loans: [2]
Commercial	1,780,876	63,713	7.21	1,490,414	56,391	7.63
Tax exempt [1]	2,306	53	4.63	2,772	59	4.29
Real estate	488,893	9,944	4.10	542,330	11,688	4.35
Consumer	125,060	4,274	6.89	61,984	2,251	7.32
Total loans	2,397,135	77,984	6.56	2,097,500	70,389	6.77
Total earning assets	3,116,934	93,598	6.06	2,901,701	85,977	5.98
Less: Allowance for credit losses	(22,356)			(19,544)
Cash and due from banks	9,844			7,601
Other assets	340,511			314,450
Total assets	$3,444,933			$3,204,208

Liabilities
Deposits:
NOW	$785,269	$11,605	2.98%	$589,361	$8,100	2.77%
Money market checking	562,389	6,713	2.41	347,420	4,377	2.54
Savings	149,545	2,259	3.05	103,599	1,502	2.92
IRAs	6,857	111	3.26	7,567	149	3.97
CDs	499,084	10,247	4.14	735,639	17,338	4.75
Total interest-bearing deposits	2,003,144	30,935	3.11	1,783,586	31,466	3.56
Repurchase agreements and federal funds sold	4,369	45	2.08	3,627	39	2.17
FHLB and other borrowings	692	9	2.62	2,547	58	4.59
Subordinated debt	47,311	1,172	5.00	73,859	1,594	4.35
Revolving line of credit	13,812	470	6.86	—	—	—
Total interest-bearing liabilities	2,069,328	32,631	3.18	1,863,619	33,157	3.59
Noninterest-bearing demand deposits	990,099			989,138
Other liabilities	44,306			46,339
Total liabilities	3,103,733			2,899,096

Stockholders’ equity
Common stock	14,169			13,811
Paid-in capital	171,639			165,291
Treasury stock	(27,301)			(17,389)
Retained earnings	198,238			171,890
Accumulated other comprehensive loss	(15,545)			(28,509)
Total stockholders’ equity	341,200			305,094
Noncontrolling interest	—			18
Total stockholders’ equity attributable to parent	341,200			305,112
Total liabilities and stockholders’ equity	$3,444,933			$3,204,208

Net interest income and margin (tax-equivalent) [1]		$60,967	3.94%		$52,820	3.67%
Less: Tax-equivalent adjustments		$(241)			$(364)
Net interest income and margin		$60,726	3.93%		$52,456	3.65%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the six months ended June 30, 2026 and 2025, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin - U.S. GAAP basis
Net interest income	$32,274	$25,780	$60,726	$52,456
Average interest-earning assets	3,125,209	2,824,946	3,116,934	2,901,701
Net interest margin	4.14%	3.66%	3.93%	3.65%

Net interest margin - non-U.S. GAAP basis
Net interest income	$32,274	$25,780	$60,726	$52,456
Impact of fully tax-equivalent adjustment	119	177	241	364
Net interest income on a fully tax-equivalent basis	$32,393	$25,957	$60,967	$52,820
Average interest-earning assets	$3,125,209	$2,824,946	$3,116,934	$2,901,701
Net interest margin on a fully tax-equivalent basis	4.16%	3.69%	3.94%	3.67%

Key Metrics

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Book value per common share	$26.61	$23.78	$26.61	$23.78
Tangible book value per common share [1]	$26.52	$23.68	$26.52	$23.68
Efficiency ratio [2]	59.5%	84.7%	66.7%	85.0%
Overhead ratio [3,4]	3.5%	3.7%	3.4%	3.6%
Net loan charge-offs to total loans [3,5]	0.23%	0.04%	0.24%	0.10%
Allowance for credit losses to total loans	1.14%	0.97%	1.14%	0.97%
Nonperforming loans	$29,233	$21,055	$29,233	$21,055
Nonperforming loans to total loans	1.2%	1.0%	1.2%	1.0%
Equity to assets	9.7%	9.4%	9.7%	9.4%
Community Bank Leverage Ratio	10.3%	11.4%	10.3%	11.4%
1 Non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.

Tangible book value (“TBV”) per common share was $26.52 and $23.68 as of June 30, 2026 and June 30, 2025, respectively. TBV per common share is a non-U.S. GAAP financial measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of June 30,
(Dollars in thousands, except per share data)	2026	2025
Goodwill	$1,200	$1,200
Total intangibles	$1,200	$1,200

Total equity attributable to parent	$344,543	$302,315
Less: Total intangibles	(1,200)	(1,200)
Tangible common equity	$343,343	$301,115

Tangible common equity	$343,343	$301,115
Common shares outstanding (000s)	12,947	12,715
Tangible book value per common share	$26.52	$23.68

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

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Net interest margin on a tax-equivalent basis was 4.16% for the three months ended June 30, 2026 compared to 3.69% for the three months ended June 30, 2025. The increase in net interest margin on a tax-equivalent basis primarily reflects a decline in funding costs and an increase in earning asset yields.

During the three months ended June 30, 2026, net interest income increased by $6.5 million or 25.2% to $32.3 million from $25.8 million during the three months ended June 30, 2025. This increase was largely due to a decrease in cost of funds and an increase in yields on earning assets. Average total earning assets were $3.13 billion as of June 30, 2026, compared to $2.82 billion as of June 30, 2025. Total interest income increased by $6.2 million, or 14.6%, to $48.6 million for the three months ended June 30, 2026 from $42.4 million for the three months ended June 30, 2025, primarily reflecting higher average loan balances, partially offset by lower interest rates. Average total loans increased to $2.44 billion in the three months ended June 30, 2026 from $2.09 billion in the three months ended June 30, 2025, primarily as the result of a $313.2 million increase in average commercial loans and a $89.6 million increase in average consumer loans, partially offset by a $48.6 million decrease in average real estate loans.

Average investment securities increased $25.8 million as the result of a $66.3 million increase in taxable investments, partially offset by a $40.5 million decrease in tax-exempt investments during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The yield on taxable securities increased 146 basis points, and the yield on tax-exempt securities increased 46 basis points.

Average interest-bearing liabilities increased $167.0 million, primarily driven by a $185.0 million increase in average interest-bearing deposits and a $20.0 million increase in the average balance of the revolving line of credit, which was entered into during the first quarter of 2026. These increases were partially offset by a $39.8 million decrease in the average balance of subordinated debt resulting from the $40.0 million redemption during the first quarter of 2026.

Average interest-bearing deposits were $1.98 billion for the three months ended June 30, 2026 and $1.80 billion for the three months ended June 30, 2025. The $185.0 million increase was primarily driven by average balance increases of $223.4 million in money market checking accounts, $139.9 million in negotiable order of withdrawal accounts and $32.1 million in savings accounts, partially offset by a decline of $209.6 million in CDs.

Total interest expense declined $0.3 million, primarily driven by a lower balance in CDs and lower interest rates. The cost of interest-bearing liabilities declined to 3.20% for the three months ended June 30, 2026 from 3.55% for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Net interest margin on a tax-equivalent basis was 3.94% for the six months ended June 30, 2026 compared to 3.67% for the six months ended June 30, 2025. The increase in net interest margin on a tax-equivalent basis primarily reflects a decline in funding costs and an increase in earning asset yields.

During the six months ended June 30, 2026, net interest income increased by $8.3 million, or 15.8%, to $60.7 million from $52.5 million during the six months ended June 30, 2025. This increase is largely due to a decrease in cost of funds and an increase in yields on earning assets. Average total earning assets were $3.12 billion in the six months ended June 30, 2026 compared to $2.90 billion in the six months ended June 30, 2025. Total interest income increased by $7.7 million, or 9.0%, to $93.4 million in the six months ended June 30, 2026 from $85.6 million in the six months ended June 30, 2025, primarily reflecting higher average loan balances, partially offset by lower interest rates. Average total loans increased to $2.40 billion in the six months ended June 30, 2026 from $2.10 billion in the six months ended June 30, 2025, primarily as the result of a $290.5 million increase in average commercial loans and a $63.1 million increase in average consumer loans, partially offset by a $53.4 million decrease in average real estate loans.

Average investment securities increased $7.5 million as the result of a $50.3 million increase in taxable investments, partially offset by a $42.9 million decrease in tax-exempt investments during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The yield on taxable securities increased 150 basis points, and the tax-exempt securities yield increased 52 basis points.

Average interest-bearing liabilities increased $205.7 million, primarily driven by a $219.6 million increase in average interest-bearing deposits and a $13.8 million increase in the average balance of the revolving line of credit, which was entered into during the first quarter of 2026. These increases were partially offset by a $26.5 million decrease in the average balance of subordinated debt resulting from the $40.0 million redemption during the first quarter of 2026.

Average interest-bearing deposits were $2.00 billion for the six months ended June 30, 2026 and $1.78 billion for the six months ended June 30, 2025. The $219.6 million increase was primarily driven by average balance increases of $215.0 million in money market checking accounts, $195.9 million in negotiable order of withdrawal accounts and $45.9 million in saving accounts, partially offset by a decline of $236.6 million in CDs.

Total interest expense declined by $0.5 million, primarily driven by a lower balance in CDs and lower interest rates. The cost of interest-bearing liabilities declined to 3.18% in the six months ended June 30, 2026 from 3.59% in the six months ended June 30, 2025.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to an estimate of lifetime expected losses in the loan and available-for-sale investment security portfolios.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

The provision for credit losses totaled $4.7 million for the three months ended June 30, 2026 compared to $2.0 million for the three months ended June 30, 2025. The increase in provision reflected continued loan growth with total loans increasing $72.7 million during the three months ended June 30, 2026. This loan growth, combined with specific reserves associated with a small number of isolated credits and updates to the qualitative factors based on current economic conditions, resulted in an additional provision of $2.6 million during the three months ended June 30, 2026. Individually analyzed provision was increased by $3.3 million, unallocated allowance was reduced by $1.3 million and light degradation in the adjusted allocation rates due to model updates resulted in an increase of provision of $1.0 million. The provision for unfunded commitments totaled $0.1 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively. Net charge-offs totaled $1.4 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

The provision for credit losses totaled $6.5 million for the the six months ended June 30, 2026, compared to $2.2 million for the the six months ended June 30, 2025. Loan balances increased $133.2 million during the six months ended June 30, 2026, resulting in a $3.5 million provision. The individually analyzed provision also increased by $3.2 million, the unallocated allowance was reduced by $1.1 million and slight degradation in the adjusted allocation rates due to model updates resulted in an increase of provision of $0.7 million. The release of allowance for unfunded commitments totaled $0.3 million and was immaterial during the six months ended June 30, 2026 and 2025, respectively. Net charge-offs totaled $2.9 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively.

Noninterest Income

Payment card and service charge income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Noninterest income totaled $18.8 million for the three months ended June 30, 2026, an increase of $10.9 million from $7.9 million for the three months ended June 30, 2025. The increase was primarily the result of a $10.7 million increase in holding gains on equity securities, which primarily reflects a $10.0 million net gain on an existing Fintech investment, a $1.4 million increase in payment card and service charge income and a $0.8 million gain on equity securities. These increases were partially offset by decreases in other operating income of $0.8 million, loss on derivatives of $0.7 million and equity method investment income of $0.5 million.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Noninterest income totaled $27.0 million for the six months ended June 30, 2026, an increase of $12.1 million from $15.0 million for the six months ended June 30, 2025. The increase was primarily the result of an $11.7 million increase in holding gains on equity securities, which primarily reflects the previously discussed gain on an existing Fintech investment, a $1.5 million increase in payment card and service charge income, a $0.8 million increase in equity method investment income and a $0.8 million increase in gain on equity securities. These increases were partially offset by decreases of other operating income of $1.3 million and loss on derivatives of $0.7 million.

Noninterest Expense

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Noninterest expense totaled $30.4 million for the three months ended June 30, 2026, an increase of $1.8 million from $28.6 million for the three months ended June 30, 2025. The increase was primarily driven by increases of $1.8 million in salaries and employee benefits, $0.5 million in software costs and $0.5 million in other operating expenses, partially offset by decreases of $0.8 million in professional fees and $0.3 million in equipment depreciation and maintenance expense. Approximately 58.0% and 55.3% of noninterest expense for the three months ended June 30, 2026 and 2025, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Noninterest expense totaled $58.5 million for the six months ended June 30, 2026, an increase of $1.3 million from $57.3 million for the six months ended June 30 2025. The increase was primarily driven by increases of $1.6 million in salaries and employee benefits, $1.2 million in software costs and $0.8 million in other operating expenses, partially offset by decreases of $1.9 million in professional fees and $0.7 million in equipment depreciation and maintenance expense. Approximately 57.7% and 56.2% of noninterest expense for the six months ended June 30, 2026 and 2025, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Return on average assets was 1.4% for the three months ended June 30, 2026, compared to 0.3% for the three months ended June 30, 2025. The higher return was the result of a $10.2 million increase in net income, which primarily reflects the previously discussed net gain on an existing Fintech investment. The increase in earnings was partially offset by a $342.2 million increase in average total assets, which was primarily driven by increases of $313.2 million in average commercial loans, $89.6 million in average consumer loans and $66.3 million in average taxable investment securities. These increases were partially offset by decreases of $79.3 million in average interest-bearing deposits with banks, $48.6 million in average real estate loans and $40.5 million in average tax-exempt investment securities.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Return on average assets was 1.0% for the six months ended June 30, 2026, compared to 0.3% for the six months ended June 30, 2025. The higher return was the result of an $11.9 million increase in net income, which primarily reflects the previously discussed net gain on an existing Fintech investment. The increase in earnings was partially offset by a $240.7 million increase in average total assets, which was primarily driven by increases of $290.5 million in average commercial loans, $63.1 million in average consumer loans and $50.3 million in average taxable investment securities. These increases were partially offset by decreases of $91.9 million in average interest-bearing deposits with banks, $53.4 million in average real estate loans and $42.9 million in average tax-exempt investment securities.

Equity

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Return on average stockholders’ equity was 14.3% for the three months ended June 30, 2026, compared to 2.6% for the three months ended June 30, 2025. The higher return was primarily driven by the $10.2 million increase in earnings, partially offset by a $37.8 million increase in average equity.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Return on average stockholders’ equity was 10.2% for the six months ended June 30, 2026, compared to 3.7% for the six months ended June 30, 2025. The higher return was primarily driven by the $11.9 million increase in earnings, partially offset by a $36.1 million increase in average equity.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $312.6 million at June 30, 2026, compared to $244.1 million at December 31, 2025. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $492.1 million at June 30, 2026, compared to $461.2 million at December 31, 2025. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities:
United States government agency securities	$21,195	$22,054
United States sponsored mortgage-backed securities	293,275	289,493
United States treasury securities	—	4,985
Municipal securities	56,383	56,459
Corporate debt securities	51,225	30,019
Other debt securities	7,500	7,500
Investment securities available-for-sale	$429,578	$410,510

Equity securities	$62,503	$50,643

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

Loans

Our loan portfolio totaled $2.48 billion as of June 30, 2026 and $2.34 billion as of December 31, 2025. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina, South Carolina, Maryland and New York. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2026 and December 31, 2025, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 25.0% and 27.8% of our total loan portfolio as of June 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses

The ACL was $28.2 million, or 1.14% of loans receivable, at June 30, 2026, compared to $21.8 million, or 0.93% of loans receivable, at December 31, 2025. Over the six months ended June 30, 2026, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculations resulted in an increase of $3.2 million to specific reserves for individually analyzed loans, increases totaling $2.2 million in the ACL attributable to the purchased seasoned residential loans, as well as consumer, home equity lines of credit and other segments, an increase of $1.6 million in the residential segment and a $1.0 million increase across the commercial real estate, owner occupied commercial real estate and commercial and industrial segments. The increases were partially offset by decreases of $1.1 million to the unallocated segment, decreases of $0.4 million to the commercial acquisition, development and construction segment and a decrease of $0.1 million in the residential construction segment. Bank management expects the markets in which it operates will experience potential economic volatility over the next one to two years. For the six months ended June 30, 2026, bank management has observed increases to loan balances and increases to allocation rates within the pooled loan portfolio.

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

Deposits remain the most significant source of funds, totaling $3.11 billion, or 98.2% of funding sources at June 30, 2026, compared to $2.84 billion, or 97.3% of funding sources, at December 31, 2025.

As a component of total deposits, Fintech deposits totaled $1.25 billion and $1.21 billion at June 30, 2026 and December 31, 2025, respectively. The increase in Fintech deposits is primarily attributable to an increase in gaming deposits, which were $278.8 million at June 30, 2026, compared to $184.3 million at December 31, 2025 and an increase in banking-as-a-service deposits, which were $342.4 million at June 30, 2026, compared to $329.5 million at December 31, 2025. These increases were partially offset by declines in payments deposits and digital asset deposits, which were $598.0 million and $28.8 million, respectively, at June 30, 2026, compared to $660.3 million and $31.3 million at December 31, 2025.

CDs decreased to $429.7 million at June 30, 2026, compared to $581.9 million at December 31, 2025, primarily driven by a decrease of $82.5 million of Retail CDs and $69.7 million in Brokered CDs.

Borrowings represented 1.7% of funding sources at June 30, 2026, compared to 2.5% at December 31, 2025. Repurchase agreements, which are available to large corporate customers, represented 0.1% and 0.2% of funding sources at June 30, 2026 and December 31, 2025.

At June 30, 2026, noninterest-bearing balances totaled $1.07 billion, consistent with the balance at December 31, 2025, or 34.4% and 40.3%, respectively, of total deposits. Interest-bearing deposits totaled $2.04 billion at June 30, 2026, compared to $1.70 billion at December 31, 2025.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Deposits:
Noninterest-bearing demand	$1,069,207	$1,144,682
NOW	780,307	575,277
Savings and money markets	825,590	532,928
Time deposits, including CDs and IRAs	436,272	589,159
Total deposits	$3,111,376	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$6,181	$596

For the three months ended June 30, 2026, average interest-bearing deposits were $1.98 billion and average noninterest-bearing deposits were $1.03 billion, compared to $1.80 billion and $886.7 million, respectively, for the three months ended June 30, 2025.

For the six months ended June 30, 2026, average interest-bearing deposits were $2.00 billion and average noninterest-bearing deposits were $0.99 billion, compared to $1.78 billion and $989.1 million, respectively, for the six months ended June 30, 2025.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $627.9 million at June 30, 2026 and $732.9 million at December 31, 2025, primarily representing the banking-as-a-service and gaming industries.
Along with traditional deposits, the Bank has access to both short-term borrowings from the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $598.0 million, $342.4 million and $278.8 million as of June 30, 2026, respectively, compared to $660.3 million, $329.5 million and $184.3 million as of December 31, 2025, respectively. Of the gaming deposits, which primarily include clients engaged in online sports betting, $249.8 million is with our three largest gaming clients at June 30, 2026.

Capital Resources

During the six months ended June 30, 2026, stockholders’ equity increased $10.6 million to $344.5 million. This increase primarily consists of net income of $17.4 million, common stock options exercised of $2.8 million and stock-based compensation expense of $1.5 million, partially offset by an increase in other comprehensive losses of $4.2 million, cash dividends paid of $4.4 million and stock repurchases of $1.2 million.

During the six months ended June 30, 2026, total assets increased $236.9 million. The equity to assets ratio declined from 10.1% at December 31, 2025 to 9.7% at June 30, 2026. We paid dividends to common shareholders of $4.4 million during the six months ended June 30, 2026 and 2025, compared to earnings of $17.4 million and $5.6 million during the six months ended June 30, 2026 and 2025, respectively, resulting in the dividend payout ratio decreasing to 25.1% for the six months ended June 30, 2026 from 79.1% for the six months ended June 30, 2025.

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

The Bank's CBLR at June 30, 2026 was 10.3%, which is above the minimum requirement of 8%. Management believes that capital continues to provide a strong base for profitable growth.

In April 2026, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC published a final rule to modify the CBLR. This final rule is unchanged from the proposal published in November of 2025, which lowers the CBLR from 9% to 8% and increases the grace period for falling under from two quarters to four quarters, subject to a limit of eight quarters in the previous five-year period. The rule became effective July 1, 2026.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $443.3 million and $453.4 million as of June 30, 2026 and December 31, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the six months ended June 30, 2026, cash provided by financing activities totaled $245.3 million, while cash used in operating and investing activities totaled $18.1 million and $158.7 million, respectively. Significant cash flows during the quarter included inflows of $269.3 million related to the net change in deposits, $22.8 million in maturities and paydowns of available-for-sale investment securities and $20.0 million of proceeds from the revolving line of credit. These inflows were partially offset by outflows of $134.6 million related to the net change in loans, $51.5 million to purchase available-for-sale investment securities and the $40.0 million redemption of subordinated debt.

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

Current Economic Conditions

We consider North Central West Virginia and Northern Virginia to be our primary market areas for CoRe banking services. We consider our Fintech banking market to be customers located throughout the United States.

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.4% for June 2026 and June 2025.

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

Item 4 – Controls and Procedures

As of June 30, 2026, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarized the shares of common stock repurchased during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands) [1]
April 1, 2026 - April 30, 2026	—	$—	—	$9,857
May 1, 2026 - May 31, 2026	46,275	25.54	46,275	8,675
June 1, 2026 - June 30, 2026	2,157	26.05	2,157	8,619
Total	48,432	25.56	48,432

1 On October 27, 2025, the Company announced the authorization by the Board of Directors of a stock repurchase program of up to $10 million of common stock. The stock repurchase program will expire upon the expenditure of $10 million, when terminated or otherwise completed. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by MVB’s management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the stock repurchase program will depend on a variety of factors, including price, trading volume, market conditions and corporate and regulatory requirements.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	August 5, 2026	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)