Form 10-Q
period 2026-09-30
MVB FINANCIAL CORP
filed 2026-11-04
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of November 3, 2026, there were 13,003,481 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of MVB Financial Corp. and its subsidiaries, including MVB Bank, Inc. (the "Bank"), and statements preceded by, followed by or that include the words "may," "could," "should," "would," "will," "believe," "anticipate," "probable," "estimate," "target," "expect," "intend," "plan," "projects," "outlook" or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impact of the current U.S. administration on regulatory, policy and legislative landscapes, financial markets and geopolitical relations, including the impact of international trade policies and wars where the U.S. is actively engaged;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and volatility and disruption in local, national and international political and economic conditions, such as economic slowdowns or recessions, nationally and in the markets in which we operate and other developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors, as well as evolving legal and regulatory frameworks governing the development and use of artificial intelligence;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	our ability to adapt to and implement technological change, including our ability to assess and monitor the effect of artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining on our business and operations, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	our ability to maintain a sufficient cybersecurity risk management program to monitor for and safeguard against cyberattacks or other cyber incidents against us or third parties with whom we do business, including sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	climate change, severe weather and natural disasters, including any climate-related regulatory requirements or customer and employee expectations related thereto, which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in the volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality, composition and volume of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses, including the risk that declines in collateral values or inaccuracies in collateral valuations could require increases in our provision for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies or procedures;
●	competition and consolidation in the financial services industry, including competition in the fintech, payments and Banking-as-a-Service markets;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;

●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	risks associated with the expansion of our banking, payments and fintech-related activities into new products, services, customer segments and industries;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, including our subsidiaries, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	our reliance on Fintech partners, program managers and their processors to perform key functions, comply with applicable laws, and meet their financial obligations to us, and the risk that a partner’s operational failure, financial distress, fraud or exit from its relationship with us could result in losses, deposit outflows, or customer harm;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation ("FDIC" limitations);
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels;
●	the performance and value of our equity method investments, including mortgage-related businesses, which may be adversely affected by changes in interest rates, mortgage market conditions and other economic factors, potentially resulting in reduced earnings or impairment charges.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 12, 2026 and amended on March 31, 2026, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to "MVB," the "Company," "we," "us," "our" and "ours" refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,962	$10,568
Interest-bearing balances with banks	198,995	233,557
Total cash and cash equivalents	209,957	244,125
Investment securities available-for-sale	443,648	410,510
Equity securities	62,674	50,643
Loans receivable (includes $26,312 and $0 measured at fair value, respectively)	2,520,189	2,343,163
Allowance for credit losses	(36,247)	(21,827)
Loans receivable, net	2,483,942	2,321,336
Premises and equipment, net	9,698	10,379
Bank-owned life insurance	57,987	56,270
Equity method investments	91,569	86,823
Accrued interest receivable and other assets	154,750	128,832
TOTAL ASSETS	$3,514,225	$3,308,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$996,002	$1,144,682
Interest-bearing	2,091,750	1,697,364
Total deposits	3,087,752	2,842,046
Accrued interest payable and other liabilities	38,013	55,539
Repurchase agreements	4,704	3,339
Subordinated debt	34,097	74,026
Revolving line of credit	20,000	—
Total liabilities	3,184,566	2,974,950

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 14,378,239 and 13,002,722 shares issued and outstanding, respectively, as of September 30, 2026 and 14,042,683 and 12,715,598 shares issued and outstanding, respectively, as of December 31, 2025	14,378	14,043
Additional paid-in capital	174,314	170,380
Retained earnings	201,726	190,414
Accumulated other comprehensive loss	(32,581)	(13,866)
Treasury stock - 1,375,517 and 1,327,085 shares at cost as of September 30, 2026 and December 31, 2025, respectively	(28,178)	(27,003)
Total stockholders' equity	329,659	333,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,514,225	$3,308,918

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$40,621	$36,009	$118,552	$106,339
Interest on deposits with banks	2,850	4,396	8,170	12,722
Interest on investment securities	5,149	3,144	14,348	8,730
Interest on tax-exempt loans and securities	525	671	1,432	2,042
Total interest income	49,145	44,220	142,502	129,833

INTEREST EXPENSE
Interest on deposits	15,860	16,836	46,795	48,301
Interest on short-term borrowings and repurchase agreements	16	14	70	112
Interest on subordinated debt	329	797	1,501	2,391
Interest on revolving line of credit	344	—	814	—
Total interest expense	16,549	17,647	49,180	50,804

NET INTEREST INCOME	32,596	26,573	93,322	79,029
Provision for credit losses	9,947	4,427	16,478	6,594
Net interest income after provision for credit losses	22,649	22,146	76,844	72,435

NONINTEREST INCOME
Payment card and service charge income	5,238	3,753	16,332	13,391
Insurance income	3	87	57	235
Loss on sale of available-for-sale securities, net	—	(7,495)	(26)	(7,447)
Gain on sale of equity securities, net	—	—	926	118
Gain (loss) on sale of loans, net	146	—	146	(149)
Change in fair value of financial instruments	(70)	857	10,291	217
Compliance and consulting income	—	56	—	563
Equity method investments income	1,657	2,395	5,457	5,355
Gain on divestiture activity	—	34,086	—	34,694
Loss on disposal of assets	—	(47)	—	(404)
Other operating income	863	920	1,659	2,992
Total noninterest income	7,837	34,612	34,842	49,565

NONINTEREST EXPENSES
Salaries and employee benefits	17,130	21,399	50,923	53,612
Occupancy expense	1,238	1,260	3,824	3,855
Equipment depreciation and maintenance	514	803	1,697	2,682
Data processing and communications	1,748	1,458	4,536	4,145
Software costs	1,992	1,213	5,049	3,545
Professional fees	1,873	2,954	7,048	10,016
Insurance, tax and assessment expense	1,084	920	3,214	2,955
Travel, entertainment, dues and subscriptions	857	751	2,815	2,122
Other operating expenses	3,411	2,573	9,263	7,669
Total noninterest expense	29,847	33,331	88,369	90,601
Income before income taxes	639	23,427	23,317	31,399
Income taxes	201	6,291	5,444	8,702

Net income, before noncontrolling interest	438	17,136	17,873	22,697
Net loss attributable to noncontrolling interest	—	—	—	18
Net income attributable to parent	$438	$17,136	$17,873	$22,715

Earnings per common shareholder - basic	$0.03	$1.36	$1.39	$1.77
Earnings per common shareholder - diluted	$0.03	$1.32	$1.35	$1.73
Weighted-average shares outstanding - basic	12,975,828	12,615,475	12,880,779	12,824,037
Weighted-average shares outstanding - diluted	13,282,953	13,010,527	13,209,658	13,099,196

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income, before noncontrolling interest	$438	$17,136	$17,873	$22,697

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	(17,482)	9,104	(23,062)	9,383
Reclassification adjustment for losses recognized in income	—	7,495	26	7,447
Change in defined benefit pension plan	480	7	928	178
Reclassification adjustment for amortization of net actuarial loss recognized in income	48	38	144	114
Change in cash flow hedge carrying value	(2,231)	—	(2,726)	—
Other comprehensive (loss) income, before tax	(19,185)	16,644	(24,690)	17,122

Income taxes related to items of other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale	4,231	(2,195)	5,581	(2,263)
Reclassification adjustment for losses recognized in income	—	(1,808)	(6)	(1,796)
Change in defined benefit pension plan	(116)	(2)	(224)	(44)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(12)	(9)	(36)	(27)
Change in cash flow hedge carrying value	540	—	660	—
Income taxes related to items of other comprehensive income (loss):	4,643	(4,014)	5,975	(4,130)
Total other comprehensive (loss) income, net of tax	(14,542)	12,630	(18,715)	12,992
Comprehensive loss attributable to noncontrolling interest	—	—	—	18

Comprehensive income (loss)	$(14,104)	$29,766	$(842)	$35,707

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	14,042,683	$14,043	$170,380	$190,414	$(13,866)	1,327,085	$(27,003)	$333,968
Net income	—	—	—	5,184	—	—	—	5,184
Other comprehensive loss	—	—	—	—	(4,195)	—	—	(4,195)
Dividends on common stock ($0.17 per share)	—	—	—	(2,185)	—	—	—	(2,185)
Stock-based compensation	—	—	741	—	—	—	—	741
Common stock options exercised	127,496	127	1,799		—	—	—	1,926
Restricted stock units vested	3,552	4	(4)		—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(519)	—	—	—	—	(519)
Balance at March 31, 2026	14,173,731	$14,174	$172,397	$193,413	$(18,061)	1,327,085	$(27,003)	$334,920

Net income	—	—	—	12,251	—	—	—	12,251
Other comprehensive income	—	—	—	—	22	—	—	22
Dividends on common stock ($0.17 per share)	—	—	—	(2,167)	—	—	—	(2,167)
Stock-based compensation	—	—	745	—	—	—	—	745
Common stock options exercised	52,082	52	792	—	—	—	—	844
Restricted stock units vested	96,855	97	(97)	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(897)	—	—	—	—	(897)
Stock repurchase program	—	—	—	—	—	48,432	(1,175)	(1,175)
Balance at June 30, 2026	14,322,668	$14,323	$172,940	$203,497	$(18,039)	1,375,517	$(28,178)	$344,543

Net income	—	—	—	438	—	—	—	438
Other comprehensive loss	—	—	—	—	(14,542)	—	—	(14,542)
Dividends on common stock ($0.17 per share)	—	—	—	(2,209)	—	—	—	(2,209)
Stock-based compensation	—	—	524	—	—	—	—	524
Common stock options exercised	51,744	51	903	—	—	—	—	954
Restricted stock units vested	3,827	4	(4)	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(49)	—	—	—	—	(49)
Balance at September 30, 2026	14,378,239	$14,378	$174,314	$201,726	$(32,581)	1,375,517	$(28,178)	$329,659

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	13,793,311	$13,793	$164,677	$172,181	$(28,231)	848,016	$(16,741)	$305,679	$112	$305,791
Net income	—	—	—	3,577	—	—	—	3,577	(18)	3,559
Other comprehensive income	—	—	—	—	2,112	—	—	2,112	—	2,112
Dividends on common stock ($0.17 per share)	—	—	—	(2,201)	—	—	—	(2,201)	—	(2,201)
Stock-based compensation	—	—	815	—	—	—	—	815	—	815
Common stock options exercised	5,000	5	67	—	—	—	—	72	—	72
Divestiture	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	13,798,311	$13,798	$165,559	$173,557	$(26,119)	848,016	$(16,741)	$310,054	$—	$310,054

Net income	—	—	—	2,002	—	—	—	2,002	—	2,002
Other comprehensive loss	—	—	—	—	(1,750)	—	—	(1,750)	—	(1,750)
Dividends on common stock ($0.17 per share)	—	—	—	(2,209)	—	—	—	(2,209)	—	(2,209)
Stock-based compensation	—	—	1,000	—	—	—	—	1,000	—	1,000
Restricted stock units vested	78,945	79	(79)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(402)	—	—	—	—	(402)	—	(402)
Stock buyback program	—	—	—	—	—	314,580	(6,380)	(6,380)	—	(6,380)
Balance at June 30, 2025	13,877,256	$13,877	$166,078	$173,350	$(27,869)	1,162,596	$(23,121)	$302,315	$—	$302,315

Net income	—	—	—	17,136	—	—	—	17,136	—	17,136
Other comprehensive loss	—	—	—	—	12,630	—	—	12,630	—	12,630
Dividends on common stock ($0.17 per share)	—	—	—	(2,136)	—	—	—	(2,136)	—	(2,136)
Stock-based compensation	—	—	1,108	—	—	—	—	1,108	—	1,108
Acceleration of stock-based compensation related to divestiture	—	—	309	—	—	—	—	309	—	309
Common stock options exercised	11,481	11	147	—	—	—	—	158	—	158
Restricted stock units vested	2,967	4	(4)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(30)	—	—	—	—	(30)	—	(30)
Stock buyback program	—	—	—	—	—	159,004	(3,738)	(3,738)	—	(3,738)
Balance at September 30, 2025	13,891,704	$13,892	$167,608	$188,350	$(15,239)	1,321,600	$(26,859)	$327,752	$—	$327,752

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$17,873	$22,697
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) and amortization of investments	(1,576)	515
Net amortization of deferred loan costs	1,916	1,074
Provision for credit losses	16,478	6,594
Depreciation and amortization	1,230	2,156
Stock-based compensation	2,010	2,923
Holding (gain) loss on equity securities	(10,698)	(217)
Loss (gain) on sale of available-for-sale securities, net	26	7,447
Gain on sale of equity securities, net	(926)	(118)
Gain on sale of loans held-for-investment	(146)	149
Gain on divestiture activity	—	(34,694)
Loss on sale of other real estate owned	84	179
Income on bank-owned life insurance	(1,717)	(942)
Deferred income taxes	(60)	39
Equity method investments income	(5,457)	(5,355)
Changes in other assets	(16,124)	19,728
Changes in other liabilities	(22,240)	(3,172)
Net cash (used in) provided by operating activities	(19,327)	19,003
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(91,211)	(103,520)
Net maturities/paydowns of available-for-sale investment securities	31,256	102,007
Sales of available-for-sale investment securities	5,000	30,910
Proceeds from termination of interest rate swap	330	—
Purchases of premises and equipment	(615)	(1,407)
Disposals of premises and equipment	—	205
Net change in loans	(184,529)	(190,845)
Proceeds from the sale of loans held-for-investment	3,343	27,678
Proceeds from sale of other real estate owned	35	1,988
Purchase of bank-owned life insurance	—	(13,065)
Purchase of equity securities	(2,207)	(2,050)
Proceeds from sale of equity securities	1,750	769
Return on equity method investments	654	—
Proceeds from divestiture, net	—	45,745
Net cash used in investing activities	(236,194)	(101,585)
FINANCING ACTIVITIES
Net change in deposits	245,706	81,261
Net change in repurchase agreements	1,365	216
Redemption of subordinated debt	(40,000)	—
Proceeds from revolving line of credit	20,000	—
Deferred financing fees	(178)	—
Repurchases of common stock	(1,238)	(10,018)
Common stock options exercised	3,724	230
Withholding cash paid in lieu of restricted stock	(1,465)	(432)
Cash dividends paid on common stock	(6,561)	(6,546)
Net cash provided by financing activities	221,353	64,711
Net change in cash and cash equivalents	(34,168)	(17,871)
Cash and cash equivalents, beginning of period	244,125	317,913
Cash and cash equivalents, end of period	$209,957	$300,042

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$49,765	$54,374
Income taxes, net of refunds	14,906	5,108

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$382	$—
Unsettled proceeds from sale of available-for-sale securities	—	64,883

Change in unrealized holding losses on securities available-for-sale	(23,037)	16,538
Restricted stock units vested	105	83

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the "Bank"). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. ("Edge Ventures"), Paladin Fraud, LLC and MVB Insurance, LLC. Edge Ventures wholly-owns MVB Technology, LLC and Victor Technologies, Inc. ("Victor"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC ("ICM") and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC ("Warp Speed") and Ayers Socure II, LLC ("Ayers Socure II"). MVB Financial Corp.'s consolidated subsidiaries also include SPE PR, LLC.

The Company conducts a wide range of business activities through the Bank, primarily commercial and retail ("CoRe") banking services, as well as Fintech banking.

CoRe Banking

The Company offers its customers a full range of products and services, including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit ("CDs");
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks; and
●	Safe deposit rental facilities.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In the Company's opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of its financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. The consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the Company's 2025 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with its audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Wholly-owned investments are required to be consolidated into the Company's financial statements. The Company evaluates investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of September 30, 2026, the Company held three equity method investments. See Note 4 – Equity Method Investments for further information.

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

Management elected to account for a pool of consumer loans purchased during the quarter ended September 30, 2026 under the fair value option. This pool of consumer loans had an aggregate outstanding principal balance of $24.8 million and an estimated fair value of $26.3 million as of September 30, 2026 and are presented on the Company's consolidated balance sheets at fair value. Management made this election to reduce volatility and eliminate measurement disparities between the loans and related derivatives. See Note 10 – Derivatives for further information. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured accordingly. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for credit losses, market liquidity, and economic conditions.

Management estimates the fair value of loans accounted for under the fair value option using a discounted cash flow methodology. The estimate incorporates assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$23,194	$37	$(3,186)	$20,045
United States sponsored mortgage-backed securities	317,859	—	(24,097)	293,762
Municipal securities	70,522	21	(10,989)	59,554
Corporate debt securities	38,425	69	(277)	38,217
Other debt securities	32,271	—	(201)	32,070
Investment securities available-for-sale	$482,271	$127	$(38,750)	$443,648

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$24,500	$30	$(2,476)	$22,054
United States sponsored mortgage-backed securities	295,958	3,044	(9,509)	289,493
United States treasury securities	4,998	—	(13)	4,985
Municipal securities	63,205	39	(6,785)	56,459
Corporate debt securities	29,941	207	(129)	30,019
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	$426,102	$3,320	$(18,912)	$410,510

Other debt securities in the preceding tables include private-label mortgage-backed securities, as well as preferred equity in ICM.

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$277,114	$255,375
After one year, but within five years	43,832	43,342
After five years, but within ten years	54,003	51,317
After ten years	107,322	93,614
Total available-for-sale debt securities	$482,271	$443,648

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $217.8 million and $162.4 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2026. The Company evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, its ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. There was no ACL activity related to available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025.

Although the available-for-sale debt securities in an unrealized loss position would result in a pre-tax loss of $38.8 million if sold at September 30, 2026, the Company has no intent to sell the applicable securities at such fair values and maintains that it has the ability to hold these securities until all amortized cost basis has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be attributed to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, the Company has no ACL related to these securities as of September 30, 2026.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	September 30, 2026
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (16)	$129	$—	$17,007	$(3,186)
United States sponsored mortgage-backed securities (116)	234,410	(11,691)	57,627	(12,406)
Municipal securities (127)	11,304	(904)	47,313	(10,085)
Corporate securities (23)	13,110	(269)	1,742	(8)
Other securities (5)	18,807	(200)	5,015	(1)
Total	$277,760	$(13,064)	$128,704	$(25,686)

	December 31, 2025
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (17)	$433	$(1)	$18,726	$(2,475)
United States sponsored mortgage-backed securities (57)	48,138	(224)	66,182	(9,285)
United States treasury securities (1)	—	—	4,986	(13)
Municipal securities (126)	1,057	(13)	53,533	(6,772)
Corporate debt securities (17)	16,789	(117)	1,988	(12)
Total	$66,417	$(355)	$145,415	$(18,557)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Proceeds from sales of available-for-sale securities	$—	$66,313	$5,000	$95,793
Gains, gross	—	18	—	399
Losses, gross	—	7,513	26	7,846

Proceeds from sales of equity securities	$550	$581	$1,750	$769
Gain, gross	—	—	926	118
Losses, gross	—	—	—	—

Unrealized holding gains (losses) on equity securities	$(340)	$857	$10,698	$217

Equity Securities

Equity securities totaling $62.7 million and $50.6 million at September 30, 2026 and December 31, 2025, respectively, primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as the Company's investments in other types of securities. At September 30, 2026 and December 31, 2025, equity securities without readily determinable fair values were carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues and totaled $54.2 million and $43.1 million, respectively. At September 30, 2026 and December 31, 2025, equity securities recorded at net asset value totaled $8.5 million and $7.5 million, respectively.

During the nine months ended September 30, 2026, the Company recognized a pre-tax net gain of approximately $10.0 million in connection with the completion of a capital raise by one of its portfolio companies. This gain is primarily included in change in fair value of financial instruments in the statement of income for the nine months ended September 30, 2026.

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial:
Business	$721,778	$686,245
Real estate	885,258	906,336
Acquisition, development and construction	113,478	116,784
Total commercial	1,720,514	1,709,365
Residential real estate	724,566	599,094
Home equity lines of credit	8,531	9,969
Consumer[1]	68,037	25,599
Total loans	2,521,648	2,344,027
Deferred loan origination fees, net	(1,459)	(864)
Loans receivable	$2,520,189	$2,343,163
1 Includes $26.3 million of loans accounted for under the fair value option.

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. As of September 30, 2026, the Bank had three shared national credit relationships with an aggregate commitment for $55.9 million and an aggregate outstanding balance of $41.6 million. These shared national credits are classified as pass rated and all payments are current and the loans are performing in accordance with their contractual terms. The Bank’s accounting policies for shared national credits, including the Company's charge off and reserve policy, are consistent with the significant accounting policies disclosed in its financial statements for the total loan portfolio. Shared national credits are subject to the same underwriting guidelines as loans originated by the Bank and are subject to annual reviews where the risk rating of the loan is evaluated. Additionally, the Bank routinely obtains updated financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan. The information used in the analysis is provided by the borrower through the agent bank.

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

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment primarily includes loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles. Credit risk is unique as this segment includes only those loans provided to consumers who cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan. Consumer loans include the following ACL segments: subprime consumer automotive and consumer. This segment also includes a pool of purchased unsecured loans that are accounted for under the fair value option and the ACL is not applicable for loans accounted for under the fair value option.

As of September 30, 2026, the Bank’s other real estate owned balance totaled $0.8 million. The other real estate owned balance consists of one residential mortgage with a balance of $0.3 million and one commercial loan from the Company's 2020 acquisition of another bank with a balance of $0.5 million. Other real estate is included in accrued interest receivable and other assets on the consolidated balance sheet. As of September 30, 2026, there were four loans in the process of foreclosure with balances totaling $3.7 million.

Bank management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as "Pass" rated. The criticized rating categories utilized by management generally follow bank regulatory definitions.

Loans categorized as "Pass" rated have adequate sources of repayment, with little identifiable risk of collection and general conformity to the Bank's policy requirements, product guidelines and underwriting standards. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

Loans categorized as "Special Mention" rated have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

Loans categorized as "Substandard" rated are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans categorized as "Doubtful" rated have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weakness makes collections or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the periods shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
September 30, 2026
Commercial business:
Risk rating:
Pass	$214,820	$114,628	$71,374	$41,092	$86,785	$155,192	$2,447	$686,338
Special Mention	—	—	—	270	6,608	1,626	2,746	11,250
Substandard	—	5,777	—	—	8,928	1,370	342	16,417
Doubtful	—	—	—	—	7,251	522	—	7,773
Total commercial business loans	$214,820	$120,405	$71,374	$41,362	$109,572	$158,710	$5,535	$721,778
Gross charge-offs	$—	$2,500	$—	$—	$472	$1,392		$4,364

Commercial real estate:
Risk rating:
Pass	$198,771	$382,243	$7,514	$12,078	$99,933	$168,719	$219	$869,477
Special Mention	—	—	—	—	—	12,196	—	12,196
Substandard	—	—	—	—	—	3,585	—	3,585
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$198,771	$382,243	$7,514	$12,078	$99,933	$184,500	$219	$885,258
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
September 30, 2026
Commercial acquisition, development and construction:
Risk rating:
Pass	$28,602	$36,490	$21,184	$—	$4,318	$9,323	$—	$99,917
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	13,100	—	—	—	461	—	13,561
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$28,602	$49,590	$21,184	$—	$4,318	$9,784	$—	$113,478
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Residential Real Estate:
Risk rating:
Pass	$209,033	$47,603	$19,748	$18,408	$304,517	$115,352	$927	$715,588
Special Mention	—	—	—	—	582	95	—	677
Substandard	409	—	—	302	4,084	3,404	102	8,301
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$209,442	$47,603	$19,748	$18,710	$309,183	$118,851	$1,029	$724,566
Gross charge-offs	$—	$—	$—	$—	$—	$—		$—

Home equity lines of credit:
Risk rating:
Pass	$—	$—	$—	$55	$32	$8,333	$—	$8,420
Special Mention	—	—	—	—	—	9	—	9
Substandard	—	—	—	—	—	102	—	102
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$—	$55	$32	$8,444	$—	$8,531
Gross charge-offs	$—	$—	$—	$—	$—	$37		$37

Consumer:
Risk rating:
Pass[1]	$51,069	$8,808	$—	$665	$5,694	$1,473	$—	$67,709
Special Mention	—	—	—	—	—	—	—	—
Substandard	76	87	—	25	140	—	—	328
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$51,145	$8,895	$—	$690	$5,834	$1,473	$—	$68,037
Gross charge-offs	$351	$1,117	$—	$199	$544	$97		$2,308

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Total
September 30, 2026
Total:
Risk rating:
Pass	$702,295	$589,772	$119,820	$72,298	$501,279	$458,392	$3,593	$2,447,449
Special Mention	—	—	—	270	7,190	13,926	2,746	24,132
Substandard	485	18,964	—	327	13,152	8,922	444	42,294
Doubtful	—	—	—	—	7,251	522	—	7,773
Total loans	$702,780	$608,736	$119,820	$72,895	$528,872	$481,762	$6,783	$2,521,648
Gross charge-offs	$351	$3,617	$—	$199	$1,016	$1,526	$—	$6,709
1 Consumer loans accounted for under the fair value option were under the "Pass" risk rating as of period end.

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Commercial business:
Risk rating:
Pass	$163,051	$86,050	$90,403	$112,603	$39,975	$162,717	$3,014	$657,813
Special Mention	—	—	13	6,457	102	27	3,169	9,768
Substandard	3,275	—	—	6,945	715	4,351	155	15,441
Doubtful	—	—	—	2,425	3	795	—	3,223
Total commercial business loans	$166,326	$86,050	$90,416	$128,430	$40,795	$167,890	$6,338	$686,245
Gross charge-offs	$—	$—	$—	$5,151	$150	$—	$—	$5,301

Commercial real estate:
Risk rating:
Pass	$385,587	$37,965	$103,877	$127,687	$109,778	$103,842	$311	$869,047
Special Mention	—	—	—	—	10,991	9,469	—	20,460
Substandard	—	—	—	—	—	16,829	—	16,829
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$385,587	$37,965	$103,877	$127,687	$120,769	$130,140	$311	$906,336
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$42,512	$45,584	$357	$5,821	$8,126	$1,286	$—	$103,686
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	12,292	806	—	13,098
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$42,512	$45,584	$357	$5,821	$20,418	$2,092	$—	$116,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$46,191	$54,074	$25,392	$332,150	$78,269	$53,361	$2,234	$591,671
Special Mention	—	—	—	—	—	108	—	108
Substandard	—	—	302	4,002	—	2,903	108	7,315
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate loans	$46,191	$54,074	$25,694	$336,152	$78,269	$56,372	$2,342	$599,094
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Total
December 31, 2025
Home equity lines of credit:
Risk rating:
Pass	$—	$—	$56	$33	$—	$9,800	$—	$9,889
Special Mention	—	—	—	—	—	12	—	12
Substandard	—	—	—	—	—	68	—	68
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$—	$56	$33	$—	$9,880	$—	$9,969
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$13,533	$—	$1,066	$8,401	$2,322	$34	$—	$25,356
Special Mention	—	—	—	—	—	—	—	—
Substandard	95	—	36	81	31	—	—	243
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$13,628	$—	$1,102	$8,482	$2,353	$34	$—	$25,599
Gross charge-offs	$149	$—	$201	$1,185	$288	$—	$—	$1,823

Total:
Risk rating:
Pass	$650,874	$223,673	$221,151	$586,695	$238,470	$331,040	$5,559	$2,257,462
Special Mention	—	—	13	6,457	11,093	9,616	3,169	30,348
Substandard	3,370	—	338	11,028	13,038	24,957	263	52,994
Doubtful	—	—	—	2,425	3	795	—	3,223
Total loans	$654,244	$223,673	$221,502	$606,605	$262,604	$366,408	$8,991	$2,344,027
Gross charge-offs	$149	$—	$201	$6,336	$438	$—	$—	$7,124

Management further monitors the performance and credit quality of the loan portfolio by analyzing the past due status of the portfolio, which is determined by the length of time a payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
September 30, 2026
Commercial
Business	$701,365	$1,020	$2,403	$16,990	$20,413	$721,778	$21,093	$—	$11,301	$—
Real estate	885,258	—	—	—	—	885,258	3,585	—	3,585	—
Acquisition, development and construction	100,378	—	13,100	—	13,100	113,478	13,561	—	461	—
Total commercial	1,687,001	1,020	15,503	16,990	33,513	1,720,514	38,239	—	15,347	—
Residential real estate	720,440	—	—	4,126	4,126	724,566	8,115	—	5,459	—
Home equity lines of credit	8,419	10	—	102	112	8,531	102	—	—	—
Consumer[1]	64,437	2,589	684	327	3,600	68,037	327	—	—	—
Total loans	$2,480,297	$3,619	$16,187	$21,545	$41,351	$2,521,648	$46,783	$—	$20,806	$—

December 31, 2025
Commercial
Business	$674,168	$461	$762	$10,854	$12,077	$686,245	$9,555	$—	$8,434	$—
Real estate	900,244	—	6,092	—	6,092	906,336	—	—	—	—
Acquisition, development and construction	116,784	—	—	—	—	116,784	13,099	—	13,099	—
Total commercial	1,691,196	461	6,854	10,854	18,169	1,709,365	22,654	—	21,533	—
Residential real estate	591,255	2,935	1,211	3,693	7,839	599,094	7,690	—	4,987	—
Home equity lines of credit	9,656	246	22	45	313	9,969	68	—	—	—
Consumer	23,387	1,542	427	243	2,212	25,599	243	—	—	—
Total loans	$2,315,494	$5,184	$8,514	$14,835	$28,533	$2,344,027	$30,655	$—	$26,520	$—
1 Consumer loans accounted for under the fair value option were current and on accrual status as of period end.

The Company has an arrangement with a Fintech client to fund an early wage access program for its customers. As of September 30, 2026 and December 31, 2025, the balance was $12.4 million and $2.7 million, respectively, and is included in consumer loans. These advances typically have repayment terms of 1-14 days and are secured by the employee's earned wages. Under the terms of the arrangement, the Company's Fintech client is obligated to reimburse the Company for any advances that remain unpaid for more than 60 days. Based on the arrangement for reimbursement of advances outstanding for more than 60 days, the delinquency table above excludes loans included in the early wage access program.

In addition, a portfolio of tax anticipation loans are excluded from the delinquency table above, as the ultimate source of repayment for these loans is the Internal Revenue Service, rather than the borrower, and as such delinquency and aging metrics for this portfolio are not considered comparable to, or reflective of the credit risk characteristics of, the Company's other loan segments. As of September 30, 2026 and December 31, 2025, the balance of the tax anticipation loan portfolio was $14.4 million and $15.0 million, respectively, and is included in consumer loans.

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

The Bank’s methodology for determining the ACL is based on the requirements of Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans was calculated using a discounted cash flow methodology applied at a loan level, with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of September 30, 2026, the Bank expects the markets in which it operates will experience potential economic volatility over the next one to two years. The ACL for a portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio and the ACL for one portfolio segment consisting entirely of purchased seasoned residential loans secured by junior liens on single family homes was calculated under the manual entry method.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
September 30, 2026
Commercial
Business	$10,438	$523	$—	$149	$3,806	$14,916	$5,113
Real estate	3,585	—	—	—	—	3,585	—
Acquisition, development and construction	13,561	—	—	—	—	13,561	4,640
Total commercial	$27,584	$523	$—	$149	$3,806	$32,062	$9,753
Residential	6,230	—	—	—	—	6,230	395
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	327	—	—	—	327	95
Total	$33,814	$850	$—	$149	$3,806	$38,619	$10,243
Collateral value	$36,176	$1,678	$—	$—	$11,170	$49,024

December 31, 2025
Commercial
Business	$4,434	$550	$—	$149	$2,019	$7,152	$89
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	12,292	—	—	—	—	12,292	—
Total commercial	$16,726	$550	$—	$149	$2,019	$19,444	$89
Residential	5,559	—	—	—	—	5,559	4
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	243	—	—	—	243	100
Total	$22,285	$793	$—	$149	$2,019	$25,246	$193
Collateral value	$103,122	$1,318	$—	$190	$3,625	$108,255

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve for these certain loans in homogeneous pools was immaterial at September 30, 2026 and December 31, 2025.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2026 and December 31, 2025, the liability for unfunded commitments related to loans held-for-investment was $1.4 million and $1.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently-applied process in order to make appropriate and timely adjustments to the ACL. When information confirms that all or a part of specific loans is uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at June 30, 2026	$10,271	$3,673	$1,588	$15,532	$11,177	$77	$1,431	$28,217
Provision (release of allowance) for credit losses[1]	3,971	(55)	5,522	9,438	34	1	324	9,797
Charge-offs	(1,968)	—	—	(1,968)	—	—	(1,078)	(3,046)
Recoveries	—	—	—	—	—	1	539	540
Initial allowance for credit losses on purchased loans	—	—	—		739	—		739
ACL balance at September 30, 2026	$12,274	$3,618	$7,110	$23,002	$11,950	$79	$1,216	$36,247

(Dollars in thousands)
ACL balance at December 31, 2025	$7,551	$3,284	$1,945	$12,780	$7,695	$101	$1,251	$21,827
Provision (release of allowance) for credit losses[1]	9,041	334	5165	14,540	1,043	(14)	1,025	16,594
Charge-offs	(4,364)	—	—	(4,364)	—	(37)	(2,308)	(6,709)
Recoveries	46	—	—	46	—	29	1,248	1,323
Initial allowance for credit losses on purchased loans	—	—	—	—	3,212	—	—	3,212
ACL balance at September 30, 2026	$12,274	$3,618	$7,110	$23,002	$11,950	$79	$1,216	$36,247
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

During the three and nine months ended September 30, 2026, there were charge-offs totaling $3.0 million and $6.7 million, respectively. For the three months ended September 30, 2026, $1.3 million of charge-offs were related to three commercial business loans, $0.6 million were related to three commercial business loans with government guarantees, $0.1 million to various purchased PPP loans and $1.1 million of charge-offs were related to the consumer automotive segment. For the nine months ended September 30, 2026, $2.5 million of charge-offs were related to a material commercial overdraft, $2.3 million of charge-offs were related to the consumer automotive segment, $1.3 million of charge-offs were to three unrelated commercial borrowers and $0.5 million of charge-offs were to three unrelated commercial borrowers with government guarantees.

During the three and nine months ended September 30, 2026, there was a provision for credit losses and release of allowance related to unfunded commitments of $0.2 million and $0.2 million, respectively. During the three and nine months ended September 30, 2025, the provision related to unfunded commitments was $0.2 million for each period.

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

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended September 30, 2026
Commercial
Business	$—	$—	$195	$—	$195	—%
Real estate	—	—	3,585	—	3,585	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	—	3,780	—	3,780	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$—	$3,780	$—	$3,780	—%

Three Months Ended September 30, 2025
Commercial
Business	$—	$1,920	$107	$—	$2,027	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	1,920	107	—	2,027	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$1,920	$107	$—	$2,027	—%

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Nine Months Ended September 30, 2026
Commercial
Business	$—	$4,291	$195	$—	$4,486	1%
Real estate	—	—	3,585	—	3,585	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,291	3,780	—	8,071	—%
Residential	—	—	102	—	102	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$4,291	$3,882	$—	$8,173	—%

Nine Months Ended September 30, 2025
Commercial
Business	$—	$8,045	$107	$—	$8,152	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	13,470	—	13,470	14%
Total commercial	—	8,045	13,577	—	21,622	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$8,045	$13,577	$—	$21,622	1%

During the three months ended September 30, 2026, there are two loans to two commercial borrowers for $3.8 million that received term extension modifications, and during the nine months ended September 30, 2026 there are $8.2 million in modifications consisting of 12 loans to 11 borrowers, with seven loans to six borrowers totaling $4.3 million receiving payment delay modifications and five loans to five borrowers totaling $3.9 million receiving term extension modifications.

The Bank closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three Months Ended September 30, 2025
Commercial
Business	$773	$107	$448	$1,328
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	773	107	448	1,328
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$773	$107	$448	$1,328

Nine Months Ended September 30, 2026
Commercial
Business	$705	$959	$413	$2,077
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	705	959	413	2,077
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$705	$959	$413	$2,077

Nine Months Ended September 30, 2025
Commercial
Business	$773	$107	$3,878	$4,758
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	773	107	3,878	4,758
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$773	$107	$3,878	$4,758

As of September 30, 2026, there are no loans modified within the last three months that are considered past due. As of September 30, 2026, there are four loans to three borrowers modified within the last nine months that are considered past due, with an amortized cost basis of $2.1 million. Three loans totaling $1.4 million have SBA guarantees, are secured by business assets and are considered non-performing as of September 30, 2026. The remaining loan totals $0.7 million, is secured by owner occupied commercial real estate, and is considered non-performing as of September 30, 2026. As of September 30, 2025, there were three modified loans past due, with an amortized cost basis of $4.8 million. All loans were considered non-accrual as of September 30, 2025.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three and Nine Months Ended September 30, 2025
Commercial
Business	$—	$2,498	$—	$—	$2,498
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,498	—	—	2,498
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,498	$—	$—	$2,498

Nine Months Ended September 30, 2026
Commercial
Business	$—	$2,140	$—	$—	$2,140
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,140	—	—	2,140
Residential	—		—	—	—
Home equity lines of credit	—		—	—	—
Consumer	—		—	—	—
Total	$—	$2,140	$—	$—	$2,140

As of September 30, 2026, there are no loans modified within the last three months that have subsequently defaulted. As of September 30, 2026, there were two loans modified within the last nine months that have subsequently defaulted, totaling $2.1 million. One loan totaling $2.0 million is secured by privately held securities, and one loan totaling $0.1 million is secured by business assets, enhanced by an SBA guarantee. Both loans are considered non-performing as of September 30, 2026.

During the three and nine months ended September 30, 2025, there was one modified loan that had defaulted, with an amortized cost basis of $2.5 million that is secured by business assets and is non-accrual.

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

ICM

The following table presents summarized income statement information for the Company's equity method investment in ICM for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total revenues	$9,842	$10,749	$30,121	$33,278
Net income (loss)	(470)	681	813	1,797

Gain on loans sold	$5,499	$7,124	$18,177	$21,283
Gain (loss) on loans held-for-sale	(586)	22	(769)	(96)
Volume of loans sold	285,626	329,360	940,260	1,034,805

The Company owns a 42.75% common membership interest in ICM and is entitled to a 40% profit interest in the earnings of ICM. The common membership interest allows the Company to have significant influence over ICM's operations and decision making. Accordingly, the investment, which had a carrying value of $23.8 million at September 30, 2026, is accounted for as an equity method investment. The Company's share of net loss and net income from its investment in ICM was $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2026, while the Company's share of ICM's net income totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the mortgage pipeline was $417.3 million and $427.2 million, respectively.

Warp Speed

The following table presents summarized income statement information for the Company's equity method investment in Warp Speed for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total revenues	$43,153	$51,718	$127,057	$141,590
Net income	5,120	5,769	13,860	12,581

Gain on loans sold	$12,002	$14,781	$41,417	$43,756
Gain on loans held-for-sale	1,463	750	565	2,537
Volume of loans sold	352,528	373,578	1,266,439	1,011,852

The Company's ownership percentage of 36.75% of Warp Speed allows it to have significant influence over Warp Speed's operations and decision making. Accordingly, the investment, which had a carrying value of $66.3 million at September 30, 2026, is accounted for as an equity method investment. At the time of acquisition, the Company made a policy election to record its proportionate share of net income of the investee on a three month lag. The Company's share of Warp Speed's net income totaled
$1.9 million and $5.2 million for the three and nine months ended September 30, 2026, while the Company's share of Warp Speed's net income totaled $2.2 million and $4.7 million for three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the mortgage pipeline was $743.7 million and $700.1 million, respectively. During the quarter ended September 30, 2026, the Company purchased $10.0 million of senior secured notes issued by Warp Speed that is classified as an available-for-sale security.

Ayers Socure II

The Company's ownership percentage of Ayers Socure II is 10% and it was determined that the Company has significant influence over Ayers Socure II. Accordingly, the investment is accounted for as an equity method investment. The Company's share of net income from Ayers Socure II for the three and nine months ended September 30, 2026 and 2025 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to the Company's equity method investment in Ayers Socure II, the Company also has a direct equity security ownership interest in Socure. With the combination of its investments in both Ayers Socure II and Socure directly, the Company owns less than 1% of Socure in the aggregate.

Note 5 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$996,002	$1,144,682
NOW	922,470	575,277
Savings and money markets	770,392	532,928
Time deposits, including CDs and IRAs	398,888	589,159
Total deposits	$3,087,752	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$2,443	$596

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2027	$358,485
2028	40,172
2029	149
2030	16
2031	49
Thereafter	17
Total	$398,888

As of September 30, 2026 and December 31, 2025, overdrawn deposit accounts totaling $6.0 million and $5.8 million, respectively, were reclassified as loan balances.

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

(Dollars in thousands)	Nine Months Ended September 30, 2026
Balance at end of period	$20,000
Average balance during the period	15,897
Maximum month-end balance	20,000
Weighted-average rate during the period	6.85%
Weighted-average rate at end of period	6.42%

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

The following table presents information pertaining to the activity in the Company's defined benefit pension plan, using the latest available actuarial valuations with a measurement date of September 30, 2026 and 2025 for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest cost	$120	$119	360	357
Expected return on plan assets	(152)	(154)	(456)	(462)
Amortization of net actuarial loss	48	38	144	113
Net periodic benefit income	$16	$3	$48	$8
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and nine months ended September 30, 2026 and 2025.

Note 8 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company's financial instruments as of the periods ended:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2026
Financial Assets:
Cash and cash equivalents	$209,957	$209,957	$209,957	$—	$—
Securities available-for-sale	443,648	443,648	—	419,933	23,715
Loans receivable, net[1]	2,483,942	2,531,634	—	—	2,531,634
Interest rate swaps	1,345	1,345	—	1,345	—
Accrued interest receivable	15,696	15,696	—	3,974	11,722
FHLB stock	1,984	1,984	—	1,984	—
Embedded derivative	4,569	4,569	—	—	4,569

Financial Liabilities:
Deposits	3,087,752	2,945,098	—	2,945,098	—
Repurchase agreements	4,704	4,704	—	4,704	—
Interest rate swaps	1,345	1,345	—	1,345	—
Cash flow hedge	2,714	2,714	—	2,714	—
Accrued interest payable	1,625	1,625	—	1,625	—
Subordinated debt	34,097	33,415	—	33,415	—
Revolving line of credit	20,000	20,000	—	20,000	—
Embedded derivative	1,251	1,251	—	—	1,251

December 31, 2025
Financial assets:
Cash and cash equivalents	$244,125	$244,125	$244,125	$—	$—
Securities available-for-sale	410,510	410,510	—	384,909	25,601
Loans receivable, net	2,321,336	2,449,242	—	—	2,449,242
Interest rate swaps	2,625	2,625	—	2,625	—
Accrued interest receivable	16,561	16,561	—	5,625	10,936
FHLB stock	2,106	2,106	—	2,106	—
Embedded derivative	5,246	5,246	—	—	5,246

Financial liabilities:
Deposits	$2,842,046	$2,857,109	$—	$2,857,109	$—
Repurchase agreements	3,339	3,339	—	3,339	—
Interest rate swaps	2,625	2,625	—	2,625	—
Fair value hedge	1,001	1,001	—	1,001	—
Accrued interest payable	2,210	2,210	—	2,210	—
Subordinated debt	74,026	72,187	—	72,187	—
 1 Includes $26.3 million of loans accounted for under the fair value option.

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. Certain local municipal securities related to tax increment financing ("TIF") are independently valued and classified as Level III instruments.

Loans receivable, net – The fair values of loans accounted for under the fair value option are determined using a discounted cash flow methodology. The estimate incorporates assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.

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

Embedded derivatives – Accounted for and recorded separately from the underlying contract as a derivative at fair value on a recurring basis. Fair values are determined using either the Monte Carlo model valuation technique or a "with-and-without" discounted cash flow methodology. These valuation methodologies include significant unobservable inputs.

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	September 30, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$20,045	$—	$20,045
United States sponsored mortgage-backed securities	—	293,762	—	293,762
Municipal securities	—	43,339	16,215	59,554
Corporate debt securities	—	38,217	—	38,217
Other debt securities	—	24,570	7,500	32,070
Loans receivable, net	—	—	26,312	26,312
Interest rate swaps	—	1,345	—	1,345
Embedded derivative	—	—	4,569	4,569
Liabilities:
Interest rate swaps	—	1,345	—	1,345
Cash flow hedge	—	2,714	—	2,714
Embedded derivative	—	—	1,251	1,251

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$22,054	$—	$22,054
United States sponsored mortgage-backed securities	—	289,493	—	289,493
United States treasury securities	—	4,985	—	4,985
Municipal securities	—	38,358	18,101	56,459
Corporate debt securities	—	30,019	—	30,019
Interest rate swaps	—	2,625	—	2,625
Embedded derivative	—	—	5,246	5,246
Liabilities:
Interest rate swaps	—	2,625	—	2,625
Fair value hedge	—	1,001	—	1,001

The following table represents recurring Level III assets and liabilities as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivative (Asset)	Embedded Derivative (Liability)	Fair Value Loans	Total
Balance at June 30, 2026	$17,430	$4,569	$—	$—	$21,999
Realized and unrealized gains included in earnings	2	—	—	1,521	1,523
Purchase of loans	—	—	(1,251)	24,791	23,540
Maturities/calls	(78)	—	—	—	(78)
Unrealized loss included in other comprehensive income (loss)	(1,139)	—	—	—	(1,139)
Balance at September 30, 2026	$16,215	$4,569	$(1,251)	$26,312	$45,845

Balance at December 31, 2025	$18,101	$5,246	$—	$—	$23,347
Realized and unrealized gains (losses) included in earnings	2	(677)	—	1,521	846
Purchase of loans	—	—	(1,251)	24,791	23,540
Maturities/calls	(321)	—	—	—	(321)
Unrealized loss included in other comprehensive loss	(1,567)	—	—	—	(1,567)
Balance at September 30, 2026	$16,215	$4,569	$(1,251)	$26,312	$45,845

Balance at June 30, 2025	$17,435	$648	$—	$—	$18,083
Maturities/calls	(75)	—	—	—	(75)
Unrealized gain included in other comprehensive income	391	—	—	—	391
Balance at September 30, 2025	$17,751	$648	$—	$—	$18,399

Balance at December 31, 2024	$17,993	$648	$—	$—	$18,641
Realized gain included in earnings	1	—	—	—	1
Maturities/calls	(308)	—	—	—	(308)
Unrealized loss included in other comprehensive income (loss)	65	—	—	—	65
Balance at September 30, 2025	$17,751	$648	$—	$—	$18,399

The table of recurring Level III assets and liabilities above does not include $7.5 million of preferred shares that are carried at cost, which management believes approximates fair value.

Fair value option

Management elected to account for a pool of consumer loans purchased during the quarter ended September 30, 2026 under the fair value option. This pool of consumer loans had an aggregate outstanding principal balance of $24.8 million and an estimated fair value of $26.3 million as of September 30, 2026 and are presented on the Company's consolidated balance sheets at fair value. Management made this election to reduce volatility and eliminate measurement disparities between the loans and related derivatives. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured accordingly. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for credit losses, market liquidity, and economic conditions.

Management estimates the fair value of loans accounted for under the fair value option using a discounted cash flow methodology. The estimate incorporates assumptions that market participants would use to estimate fair value of similar assets such as prepayment speeds, default and severity rates, and a discount rate. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

There were no loans accounted for under the fair value option that were 90 days past due and still accruing interest or on non-accrual status as of September 30, 2026. There were no loans accounted for under the fair value option as of December 31, 2025.

The following tables provide additional information about the fair value carrying amount and the unpaid principal outstanding of loans accounted for under the fair value option at September 30, 2026:

	September 30, 2026
(Dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Fair Value Option Elections
Loans receivable, net	$26,312	$24,791	$1,521

The following table presents the net gains from changes in fair value:

(Dollars in thousands)	Three and Nine Months Ended September 30, 2026
Gains (Losses) on Loans Accounted for under the Fair Value Option
Loans receivable, net	$1,521

There were no losses related to borrower-specific credit risk for the three and nine months ended September 30, 2026.

The following table summarizes the activity pertaining to loans accounted for under the fair value option:

(Dollars in thousands)	Three and Nine Months Ended September 30, 2026
Loans receivable, net
Balance at beginning of period	$—
Purchases	24,791
Fair value changes	1,521
Settlements	—
Balance at end of period	$26,312

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

The following table presents the fair value of these assets as of the periods shown:

	September 30, 2026
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$28,377	$28,377
Other real estate owned	—	—	843	843

	December 31, 2025
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$25,053	$25,053
Other real estate owned	—	—	580	580

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2026
Nonrecurring measurements:
Collateral-dependent loans	$28,377	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$843	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$16,215	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Loans receivable, net	$26,312	Discounted expected cash flows method	Loss rate	14.5%
			Discount rate	11.3%
			Prepayment speed	13.2%

Embedded derivatives	$4,569	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	1.25 years
			Risk free rate	3.58%

	$1,251	Discounted expected cash flows method	Loss rate	14.5%
			Discount rate	11.3%
			Prepayment speed	13.2%

December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	$25,053	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$580	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Recurring measurements:
Municipal securities [3]	$18,101	Appraisal of bond [4]	Bond appraisal adjustment [5]	5% - 15%

Embedded derivatives	$5,246	Monte Carlo pricing model	Deferred payment	$0 - $16.6 million
			Volatility	35%
			Term	2 years
			Risk free rate	3.58%
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

In September 2026, the Company entered into an interest rate swap with a notional amount of $6.5 million, which is designated as a hedging instrument to manage exposure to changes in benchmark interest rates on fixed rate interest receipts on a portfolio of municipal securities, effective September 2028. The hedge is designated on the first previously unhedged interest rate receipts on $6.5 million of fixed rate municipal securities for interest payments received beginning September 2028 through December 2045. The interest rate swap involves the receipt of floating-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the interest rate swap on the consolidated balance sheets are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2026 and December 31, 2025:

		September 30, 2026
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$374,531	$—	$—	$1,318
Fixed rate bonds	Investment securities available-for-sale	19,607	—	—	107
Total hedged assets		$394,138	$—	$—	$1,425

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis of Closed Portfolio	Carrying Amount of Hedged Asset	Basis Adjustment - Active Hedges	Basis Adjustment - Discontinued Hedges
Fixed rate mortgages	Loans receivable	$403,900	$84,202	$1,001	$1,433
Fixed rate bonds	Investment securities available-for-sale	20,000	—	—	132
Total hedged assets		$423,900	$84,202	$1,001	$1,565

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to variability in cash flows attributable to changes in the contractually specified benchmark interest rates on its floating rate customer loan pool.

In May 2026, the Company entered into an interest rate swap with a notional amount of $240.0 million, which is designated as a cash flow hedge to manage exposure to changes in benchmark interest rates on floating rate interest receipts on a portfolio of commercial loans. The hedge is designated on the first previously unhedged interest rate receipts on $240.0 million of commercial floating rate loans for interest payments received through May 2028. The interest rate swap involves the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreement. Changes in the fair value of the swap are recorded in accumulated other comprehensive income ("AOCI") and reclassified into interest income in the period the hedged interest receipts affect earnings. As of September 30, 2026, the Company estimates that $1.2 million of net deferred losses in AOCI will be reclassified into interest income over the next twelve months.

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

Outstanding Financial Derivative Instruments

The following tables summarize outstanding financial derivative instruments as of September 30, 2026 and December 31, 2025:

		September 30, 2026
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$6,500	$—	$1,001

Cash flow hedge of interest rate risk:
Pay variable rate swaps with counterparty	Accrued interest payable and other liabilities	240,000	(2,714)	(2,714)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	86,990	1,345	1,280
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	86,990	(1,345)	(1,280)

Total derivatives		$420,480	$(2,714)	$(1,713)

		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$84,202	$(1,001)	$(889)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,131	2,625	(3,288)
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,131	(2,625)	3,288

Total derivatives		$336,464	$(1,001)	$(889)

Embedded Derivatives

In 2022, the Company entered into an agreement to sell a portion of its shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, the Company recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheets, while the gains and losses are included in noninterest income on the consolidated statements of income. The fair value of the embedded derivative was $4.6 million and $5.2 million at September 30, 2026 and December 31, 2025, respectively, with a loss of $0.7 million recognized during the nine months ended September 30, 2026 and no gain or loss recognized during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026, the Company entered into a program agreement with a third-party associated with a purchased pool of consumer loans with an aggregate $24.8 million outstanding principal balance as of September 30, 2026. Under the program agreement, the third-party provides servicing, collection and administration of the loans and established a 3% cash reserve account to absorb credit losses and yield shortfalls through a defined monthly waterfall. The Company determined that the features included in the program agreement include an embedded derivative. The derivative instrument was separately recorded and is included in accrued interest payable and other liabilities on the consolidated balance sheets, while the gains and losses are included in noninterest income on the consolidated statements of income. The fair value of the embedded derivative was $1.3 million as of September 30, 2026 with a loss of $1.3 million recognized during the nine months ended September 30, 2026. This derivative obligation was not outstanding as of December 31, 2025.

Note 11 – Earnings per Share

Basic earnings per share ("EPS") is determined by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is determined by dividing net income available to common shareholders by the weighted-average number of shares outstanding, increased by the number of shares that would be issued assuming the exercise of certain instruments under the Company's incentive stock plan.

The following table presents the Company's calculation of EPS for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2026	2025	2026	2025
Numerator for earnings per share:
Net income, before noncontrolling interest	$438	$17,136	$17,873	$22,697
Net loss attributable to noncontrolling interest	—	—	—	18
Net income available to common shareholders	$438	$17,136	$17,873	$22,715

Denominator:
Weighted-average shares outstanding - basic	12,975,828	12,615,475	12,880,779	12,824,037
Effect of dilutive instruments	307,125	395,052	328,879	275,159
Weighted-average shares outstanding - diluted	13,282,953	13,010,527	13,209,658	13,099,196

Earnings per common share - basic	$0.03	$1.36	$1.39	$1.77
Earnings per common share - diluted	$0.03	$1.32	$1.35	$1.73

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	13,069	54,191	20,519	159,679

Note 12 – Comprehensive Income

The following tables present the reclassified components of AOCI as of and for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Details about AOCI components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Income Statement Line Item
Available-for-sale securities:
Realized loss recognized in income	$—	$(7,495)	$(26)	$(7,447)	Loss on sale of available-for-sale securities, net
Income tax effect	—	1,808	6	1,796	Income taxes
Realized (loss) gain recognized in income, net of tax	—	(5,687)	(20)	(5,651)
Defined benefit pension plan items:
Amortization of net actuarial loss	(48)	$(38)	$(144)	$(114)	Salaries and employee benefits
Income tax effect	12	9	36	27	Income taxes
Defined benefit pension plan items, net of tax	(36)	(29)	(108)	(87)

Total reclassifications	$(36)	$(5,716)	$(128)	$(5,738)

(Dollars in thousands)	Unrealized Gains (Losses) on Available for-Sale Securities	Defined Benefit Pension Plan	Cash Flow Hedge	Total
Balance at June 30, 2026	$(16,030)	$(1,634)	$(375)	$(18,039)
Other comprehensive (loss) income before reclassification	(13,251)	364	(1,691)	(14,578)
Amounts reclassified from accumulated other comprehensive income	—	36	—	36
Net current period other comprehensive (loss) income	(13,251)	400	(1,691)	(14,542)
Balance at September 30, 2026	$(29,281)	$(1,234)	$(2,066)	$(32,581)

Balance at December 31, 2025	$(11,820)	$(2,046)	$—	$(13,866)
Other comprehensive (loss) income before reclassification	(17,481)	704	(2,066)	(18,843)
Amounts reclassified from accumulated other comprehensive income	20	108	—	128
Net current period other comprehensive (loss) income	(17,461)	812	(2,066)	(18,715)
Balance at September 30, 2026	$(29,281)	$(1,234)	$(2,066)	$(32,581)

Balance at June 30, 2025	$(25,773)	$(2,096)	$—	$(27,869)
Other comprehensive (loss) income before reclassification	6,909	5	—	6,914
Amounts reclassified from accumulated other comprehensive income	5,687	29	—	5,716
Net current period other comprehensive (loss) income	12,596	34	—	12,630
Balance at September 30, 2025	$(13,177)	$(2,062)	$—	$(15,239)

Balance at December 31, 2024	$(25,948)	$(2,283)	$—	$(28,231)
Other comprehensive income before reclassification	7,120	134	—	7,254
Amounts reclassified from accumulated other comprehensive income	5,651	87	—	5,738
Net current period other comprehensive income	12,771	221	—	12,992
Balance at September 30, 2025	$(13,177)	$(2,062)	$—	$(15,239)

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended September 30, 2026	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$49,022	$103	$20	$—	$—	$49,145
Interest expense	15,876	—	673	—	—	16,549
Net interest income (expense)	33,146	103	(653)	—	—	32,596
Provision for credit losses	9,947	—	—	—	—	9,947
Net interest income (expense) after provision for credit losses	23,199	103	(653)	—	—	22,649

Noninterest income	5,647	1,658	4,200	210	(3,878)	7,837

Noninterest Expenses:
Salaries and employee benefits	11,141	—	5,875	114	—	17,130
Occupancy expense	1,238	—	146	—	(146)	1,238
Equipment depreciation and maintenance	391	—	122	1	—	514
Data processing and communications	1,430	—	136	182	—	1,748
Professional fees	860	—	1,222	1	(210)	1,873
Other expenses[1]	9,902	—	882	82	(3,522)	7,344
Total noninterest expenses	24,962	—	8,383	380	(3,878)	29,847

Operating income (loss)	$3,884	$1,761	$(4,836)	$(170)	$—	$639

Capital expenditures for the three months ended September 30, 2026	$65	$—	$81	$—	$—	$146
Total assets as of September 30, 2026	3,422,954	102,017	337,517	4,413	(352,676)	3,514,225
Total assets as of December 31, 2025	3,270,958	96,363	377,114	77,677	(513,194)	3,308,918
Goodwill as of September 30, 2026	—	—	—	1,200	—	1,200
Goodwill as of December 31, 2025	—	—	—	1,200	—	1,200
Investment in equity method investees as of September 30, 2026	—	91,569	—	—	—	91,569
Investment in equity method investees as of December 31, 2025	—	86,823	—	—	—	86,823
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

Nine Months Ended September 30, 2026	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$142,170	$309	$23	$—	$—	$142,502
Interest expense	46,865	—	2,315	—	—	49,180
Net interest income (expense)	95,305	309	(2,292)	—	—	93,322
Provision for credit losses	16,428	—	50	—	—	16,478
Net interest income (expense) after provision for credit losses	78,877	309	(2,342)	—	—	76,844

Noninterest income	29,061	5,457	10,992	686	(11,354)	34,842

Noninterest Expenses:
Salaries and employee benefits	33,119	—	17,391	413	—	50,923
Occupancy expense	3,824	—	438	—	(438)	3,824
Equipment depreciation and maintenance	1,177	—	323	197	—	1,697
Data processing and communications	4,072	—	279	185	—	4,536
Professional fees	3,750	—	3,918	10	(630)	7,048
Other expenses	27,168	(8)	3,083	384	(10,286)	20,341
Total noninterest expenses	73,110	(8)	25,432	1,189	(11,354)	88,369

Operating income (loss)	$34,828	$5,774	$(16,782)	$(503)	$—	$23,317

Capital expenditures for the nine months ended September 30, 2026	$341	$—	$274	$—	$—	$615
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

Note 14 – Divestitures

Trabian Technology, Inc.

In January 2025, the Company entered into a stock repurchase agreement with Trabian Technology, Inc. ("Trabian") in which Trabian repurchased all the shares held by MVB for $3.5 million. As a result of the transaction, the Company recognized a gain of $0.6 million for the nine months ended September 30, 2025 and no longer consolidates Trabian in its financial statements.

Victor Technologies, Inc.

In September 2025, the Company sold substantially all assets and operations of Victor and recorded a $34.1 million pre-tax gain. The Company continues to offer certain customers the account functionality through Victor through an agreement with Jack Henry & Associates. The transaction did not meet the criteria for discontinued operations because the sale of Victor did not represent a strategic shift that is expected to have a major effect on the Company's operations and financial results.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2025 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the "Forward-Looking Statements" section of this report for further information on forward-looking statements.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current interest rate environment and economy, as well as consideration of regulatory and geopolitical environments, among others. The Federal Reserve increased its federal funds interest rate range from 3.50% to 3.75% in December 2025 to 3.75% to 4.00% in September 2026. Higher loan balances primarily reflect the Bank's execution of its asset generation strategies that include the diversification of risk among loans with relatively smaller loan balances, as well as a focus on loans with fixed interest rates. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance CoRe deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have enhanced our compliance and risk management team to support the growth in these lines of business.

Financial Results

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

During the three months ended September 30, 2026, net interest income increased $6.0 million, noninterest income declined $26.8 million and noninterest expense declined $3.5 million compared to the three months ended September 30, 2025. Our results for the three months ended September 30, 2025 included a $34.1 million pre-tax gain on the sale of Victor and a $7.6 million loss on the sale of available-for-sale securities associated with a strategic repositioning of our investment portfolio. The tax-equivalent yield on earning assets for the three months ended September 30, 2026 was 6.06% compared to 5.90% for the three months ended September 30, 2025. Loans receivable increased $43.8 million to $2.52 billion during the three months ended September 30, 2026. The cost of interest-bearing liabilities was 3.16% for the three months ended September 30, 2026 compared to 3.38% at September 30, 2025. The tax-equivalent net interest margin was 4.02% for the three months ended September 30, 2026, compared to 3.55% for the three months ended September 30, 2025.

Net income for the three months ended September 30, 2026 was $0.4 million compared to $17.1 million for the three months ended September 30, 2025. Net income for the three months ended September 30, 2026 resulted in a return on average assets of 0.0% and a return on average equity of 0.5%, compared to 2.1% and 22.9%, respectively, for the three months ended September 30, 2025. Basic and diluted earnings per share were $0.03 and $0.03, respectively, for the three months ended September 30, 2026, compared to $1.36 and $1.32, respectively, for the three months ended September 30, 2025. The provision for credit losses was $9.9 million for the three months ended September 30, 2026, including $4.6 million of provision expense related to one land loan, compared to a $4.4 million provision for credit losses for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

During the nine months ended September 30, 2026, net interest income increased $14.3 million, noninterest income declined $14.7 million and noninterest expense declined $2.2 million compared to the nine months ended September 30, 2025. Our results for the nine months ended September 30, 2026 included a $10.0 million pre-tax gain related to an existing Fintech investment recognized in the second quarter. Our results for the nine months ended September 30, 2025 included a previously mentioned $34.1 million pre-tax gain on the sale of Victor and a $7.6 million loss on the sale of available-for-sale securities associated with a strategic repositioning of our investment portfolio. The yield on tax-equivalent earning assets for the nine months ended September 30, 2026 was 6.06% compared to 5.95% for the nine months ended September 30, 2025. Loans receivable increased by $260.8 million to $2.52 billion during the nine months ended September 30, 2026. The cost of interest-bearing liabilities was 3.21% for the nine months ended September 30, 2026 compared to 3.51% at September 30, 2025. The tax-equivalent net interest margin was 3.97% for the nine months ended September 30, 2026, compared to 3.63% for the nine months ended September 30, 2025.

Net income for the nine months ended September 30, 2026 was $17.9 million compared to $22.7 million for the nine months ended September 30, 2025. Net income for the nine months ended September 30, 2026 resulted in a return on average assets of 0.7% and a return on average equity of 7.0%, compared to 0.9% and 10.0%, respectively, for the nine months ended September 30, 2025. Basic and diluted earnings per share were $1.39 and $1.35, respectively, for the nine months ended September 30, 2026, compared to $1.77 and $1.73, respectively, for the nine months ended September 30, 2025. The tax-equivalent net interest margin for the nine months ended September 30, 2026 includes $2.3 million of non-recurring net interest income.

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

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$326,650	$2,850	3.46%	$410,979	$4,396	4.24%
Investment securities:
Taxable	380,016	5,149	5.38	299,747	3,144	4.16
Tax-exempt [1]	61,315	638	4.13	94,081	822	3.47
Loans: [2]
Commercial	1,782,256	31,693	7.06	1,589,996	29,194	7.28
Tax exempt [1]	2,229	27	4.81	2,588	29	4.45
Real estate	615,349	7,823	5.04	567,427	6,252	4.37
Consumer	59,390	1,105	7.38	21,635	563	10.32
Total loans	2,459,224	40,648	6.56	2,181,646	36,038	6.55
Total earning assets	3,227,205	49,285	6.06	2,986,453	44,400	5.90
Less: Allowance for credit losses	(29,624)			(21,157)
Cash and due from banks	11,076			11,012
Other assets	336,899			299,774
Total assets	$3,545,556			$3,276,082

Liabilities
Deposits:
NOW	$824,627	$6,454	3.11%	$746,687	$5,676	3.02%
Money market checking	627,508	4,096	2.59	486,684	3,216	2.62
Savings	150,611	1,094	2.88	151,801	1,249	3.26
IRAs	6,502	52	3.17	7,410	67	3.59
CDs	410,254	4,164	4.03	601,020	6,628	4.38
Total interest-bearing deposits	2,019,502	15,860	3.12	1,993,602	16,836	3.35
Repurchase agreements and federal funds sold	3,827	16	1.66	3,309	14	1.68
FHLB and other borrowings	33	—	—	145	—	—
Subordinated debt	34,088	329	3.83	73,951	797	4.28
Revolving line of credit	20,000	344	6.82	—	—	—
Total interest-bearing liabilities	2,077,450	16,549	3.16	2,071,007	17,647	3.38
Noninterest-bearing demand deposits	1,088,707			862,124
Other liabilities	36,714			43,482
Total liabilities	3,202,871			2,976,613

Stockholders’ equity
Common stock	14,351			13,883
Paid-in capital	173,699			166,488
Treasury stock	(28,178)			(25,578)
Retained earnings	204,098			172,258
Accumulated other comprehensive loss	(21,285)			(27,582)
Total stockholders’ equity	342,685			299,469
Total liabilities and stockholders’ equity	$3,545,556			$3,276,082

Net interest income and margin (tax-equivalent) [1]		$32,736	4.02%		$26,753	3.55%
Less: Tax-equivalent adjustments		$(140)			$(180)
Net interest income and margin		$32,596	4.01%		$26,573	3.53%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the three months ended September 30, 2026 and 2025, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$306,787	$8,170	3.56%	$396,125	$12,722	4.29%
Investment securities:
Taxable	371,336	14,348	5.17	310,905	8,730	3.75
Tax-exempt [1]	57,913	1,733	4.00	97,376	2,497	3.43
Loans: [2]
Commercial	1,781,341	95,407	7.16	1,523,973	85,584	7.51
Tax exempt [1]	2,280	80	4.69	2,710	89	4.39
Real estate	577,829	19,910	4.61	578,184	19,183	4.44
Consumer	56,608	3,236	7.64	20,990	1,572	10.01
Total loans	2,418,058	118,633	6.56	2,125,857	106,428	6.69
Total earning assets	3,154,094	142,884	6.06	2,930,263	130,377	5.95
Less: Allowance for credit losses	(24,805)			(20,088)
Cash and due from banks	10,259			8,750
Other assets	339,294			309,504
Total assets	$3,478,842			$3,228,429

Liabilities
Deposits:
NOW	$778,022	$18,059	3.10%	$642,378	$13,776	2.87%
Money market checking	584,334	10,809	2.47	394,352	7,593	2.57
Savings	149,905	3,353	2.99	119,843	2,750	3.07
IRAs	6,737	163	3.23	7,514	216	3.84
CDs	469,149	14,411	4.11	690,273	23,966	4.64
Total interest-bearing deposits	1,988,147	46,795	3.15	1,854,360	48,301	3.48
Repurchase agreements and federal funds sold	4,186	60	1.92	3,520	53	2.01
FHLB and other borrowings	470	10	2.84	1,738	59	4.54
Subordinated debt	42,855	1,501	4.68	73,890	2,391	4.33
Revolving line of credit	15,897	814	6.85	—	—	—
Total interest-bearing liabilities	2,051,555	49,180	3.21	1,933,508	50,804	3.51
Noninterest-bearing demand deposits	1,043,840			946,335
Other liabilities	41,748			45,376
Total liabilities	3,137,143			2,925,219

Stockholders’ equity
Common stock	14,231			13,835
Paid-in capital	172,333			165,695
Treasury stock	(27,597)			(20,148)
Retained earnings	200,211			172,012
Accumulated other comprehensive loss	(17,479)			(28,196)
Total stockholders’ equity	341,699			303,198
Noncontrolling interest	—			12
Total stockholders’ equity attributable to parent	341,699			303,210
Total liabilities and stockholders’ equity	$3,478,842			$3,228,429

Net interest income and margin (tax-equivalent) [1]		$93,704	3.97%		$79,573	3.63%
Less: Tax-equivalent adjustments		$(382)			$(544)
Net interest income and margin		$93,322	3.96%		$79,029	3.61%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a federal tax rate of 21% for the nine months ended September 30, 2026 and 2025, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin - U.S. GAAP basis
Net interest income	$32,596	$26,573	$93,322	$79,029
Average interest-earning assets	3,227,205	2,986,453	3,154,094	2,930,263
Net interest margin	4.01%	3.53%	3.96%	3.61%

Net interest margin - non-U.S. GAAP basis
Net interest income	$32,596	$26,573	$93,322	$79,029
Impact of fully tax-equivalent adjustment	140	180	382	544
Net interest income on a fully tax-equivalent basis	$32,736	$26,753	$93,704	$79,573
Average interest-earning assets	$3,227,205	$2,986,453	$3,154,094	$2,930,263
Net interest margin on a fully tax-equivalent basis	4.02%	3.55%	3.97%	3.63%

Key Metrics

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Book value per common share	$25.35	$26.07	$25.35	$26.07
Tangible book value per common share [1]	$25.26	$25.98	$25.26	$25.98
Efficiency ratio [2]	73.8%	54.5%	68.9%	70.5%
Overhead ratio [3,4]	3.4%	4.1%	3.4%	3.7%
Net loan charge-offs to total loans [3,5]	0.41%	0.1%	0.30%	0.1%
Allowance for credit losses to total loans	1.44%	1.03%	1.44%	1.03%
Nonperforming loans	$46,783	$26,214	$46,783	$26,214
Nonperforming loans to total loans	1.9%	1.2%	1.9%	1.2%
Equity to assets	9.4%	10.1%	9.4%	10.1%
Community Bank Leverage Ratio	9.7%	11.1%	9.7%	11.1%
1 Non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Noninterest expense as a percentage of net interest income and noninterest income.
3 Annualized for the quarterly periods presented.
4 Noninterest expense as a percentage of average assets.
5 Charge-offs less recoveries.

Tangible book value ("TBV") per common share was $25.26 and $25.98 as of September 30, 2026 and September 30, 2025, respectively. TBV per common share is a non-U.S. GAAP financial measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of September 30,
(Dollars in thousands, except per share data)	2026	2025
Goodwill	$1,200	$1,200
Total intangibles	$1,200	$1,200

Total equity attributable to parent	$329,659	$327,752
Less: Total intangibles	(1,200)	(1,200)
Tangible common equity	$328,459	$326,552

Tangible common equity	$328,459	$326,552
Common shares outstanding (000s)	13,003	12,570
Tangible book value per common share	$25.26	$25.98

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

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Net interest margin on a tax-equivalent basis was 4.02% for the three months ended September 30, 2026 compared to 3.55% for the three months ended September 30, 2025. The increase in net interest margin on a tax-equivalent basis primarily reflects a decline in funding costs and an increase in earning asset yields.

During the three months ended September 30, 2026, net interest income increased by $6.0 million, or 22.7%, to $32.6 million from $26.6 million during the three months ended September 30, 2025. This increase was largely due to a decrease in cost of funds and an increase in yields on earning assets. Average total earning assets were $3.23 billion as of September 30, 2026, compared to $2.99 billion as of September 30, 2025. Total interest income increased by $4.9 million, or 11.1%, to $49.1 million for the three months ended September 30, 2026 from $44.2 million for the three months ended September 30, 2025, primarily reflecting higher average loan balances, partially offset by lower interest rates. Average total loans increased to $2.46 billion in the three months ended September 30, 2026 from $2.18 billion in the three months ended September 30, 2025, primarily as the result of a $192.3 million increase in average commercial loans, a $47.9 million increase in average real estate loans and a $37.8 million increase in average consumer loans.

Average investment securities increased $47.5 million as the result of a $80.3 million increase in taxable investments, partially offset by a $32.8 million decrease in tax-exempt investments during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The yield on taxable securities increased 122 basis points, and the yield on tax-exempt securities increased 66 basis points.

Average interest-bearing liabilities increased $6.4 million, primarily driven by a $25.9 million increase in average interest-bearing deposits and a $20.0 million increase in the average balance of the revolving line of credit, which was entered into during the first quarter of 2026. These increases were partially offset by a $39.9 million decrease in the average balance of subordinated debt resulting from the $40.0 million redemption during the first quarter of 2026.

Average interest-bearing deposits were $2.02 billion for the three months ended September 30, 2026 and $1.99 billion for the three months ended September 30, 2025. The $25.9 million increase was primarily driven by average balance increases of $140.8 million in money market checking accounts and $77.9 million in negotiable order of withdrawal accounts, partially offset by a decline of $190.8 million in CDs and $1.2 million in savings accounts.

Total interest expense declined $1.1 million, primarily driven by a lower balance in CDs and lower interest rates. The cost of interest-bearing liabilities declined to 3.16% for the three months ended September 30, 2026 from 3.38% for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Net interest margin on a tax-equivalent basis was 3.97% for the nine months ended September 30, 2026 compared to 3.63% for the nine months ended September 30, 2025. The increase in net interest margin on a tax-equivalent basis primarily reflects a decline in funding costs and an increase in earning asset yields.

During the nine months ended September 30, 2026, net interest income increased by $14.3 million, or 18.1%, to $93.3 million from $79.0 million during the nine months ended September 30, 2025. This increase is largely due to a decrease in cost of funds and an increase in yields on earning assets. Average total earning assets were $3.15 billion in the nine months ended September 30, 2026 compared to $2.93 billion in the nine months ended September 30, 2025. Total interest income increased by $12.7 million, or 9.8%, to $142.5 million in the nine months ended September 30, 2026 from $129.8 million in the nine months ended September 30, 2025, primarily reflecting higher average loan balances, partially offset by lower interest rates. Average total loans increased to $2.42 billion in the nine months ended September 30, 2026 from $2.13 billion in the nine months ended September 30, 2025, primarily as the result of a $257.4 million increase in average commercial loans and a $35.6 million increase in average consumer loans, partially offset by a $0.4 million decrease in average real estate loans.

Average investment securities increased $21.0 million as the result of a $60.4 million increase in taxable investments, partially offset by a $39.5 million decrease in tax-exempt investments during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The yield on taxable securities increased 142 basis points, and the tax-exempt securities yield increased 57 basis points.

Average interest-bearing liabilities increased $118.0 million, primarily driven by a $133.8 million increase in average interest-bearing deposits and a $15.9 million increase in the average balance of the revolving line of credit, which was entered into during the first quarter of 2026. These increases were partially offset by a $31.0 million decrease in the average balance of subordinated debt resulting from the $40.0 million redemption during the first quarter of 2026.

Average interest-bearing deposits were $1.99 billion for the nine months ended September 30, 2026 and $1.85 billion for the nine months ended September 30, 2025. The $133.8 million increase was primarily driven by average balance increases of $190.0 million in money market checking accounts, $135.6 million in negotiable order of withdrawal accounts and $30.1 million in saving accounts, partially offset by a decline of $221.1 million in CDs.

Total interest expense declined by $1.6 million, primarily driven by a lower balance in CDs and lower interest rates. The cost of interest-bearing liabilities declined to 3.21% in the nine months ended September 30, 2026 from 3.51% in the nine months ended September 30, 2025.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to an estimate of lifetime expected losses in the loan and available-for-sale investment security portfolios.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

The provision for credit losses totaled $9.9 million for the three months ended September 30, 2026 compared to $4.4 million for the three months ended September 30, 2025. The increase in provision reflected continued loan growth with total loans increasing $43.8 million during the three months ended September 30, 2026. This loan growth, combined with specific reserves associated with a small number of isolated credits and updates to the qualitative factors based on current economic conditions, resulted in an additional provision of $7.3 million during the three months ended September 30, 2026. Individually analyzed provision was increased by $6.7 million, degradation in the adjusted allocation rates due to model updates and qualitative factor adjustments resulted in an increase of provision of $1.5 million with other adjustments decreasing the provision by $0.9 million. The provision for unfunded commitments totaled $0.2 million during the three months ended September 30, 2026 and 2025, respectively. Net charge-offs totaled $2.5 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

The provision for credit losses totaled $16.5 million for the nine months ended September 30, 2026, compared to $6.6 million for the the nine months ended September 30, 2025. Loan balances increased $177.0 million during the nine months ended September 30, 2026, resulting in a $3.5 million provision. The individually analyzed provision also increased by $9.9 million, the unallocated allowance was reduced by $1.1 million and slight degradation in the adjusted allocation rates due to model updates resulted in an increase of provision of $2.2 million. The release of allowance and provision for unfunded commitments totaled $0.2 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively. Net charge-offs totaled $5.4 million and $1.7 million during the nine months ended September 30, 2026 and 2025, respectively.

Noninterest Income

Payment card and service charge income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Noninterest income totaled $7.8 million for the three months ended September 30, 2026, a decline of $26.8 million from $34.6 million for the three months ended September 30, 2025. The decline was primarily the result of a $34.1 million gain on divestiture activity primarily related to the sale of Victor in the three months ended September 30, 2025 and a $0.9 million decrease in change in fair value of financial instruments. These declines were partially offset by a $7.5 million loss on sale of available-for-sale investment securities in the three months ended September 30, 2025 and a $1.5 million increase in payment card and service charge income.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Noninterest income totaled $34.8 million for the nine months ended September 30, 2026, a decline of $14.7 million from $49.6 million for the nine months ended September 30, 2025. The decline was primarily the result of a $34.7 million decrease on divestiture activity, primarily related to the $34.1 million gain on the sale of Victor in the nine months ended September 30, 2025, and a $1.3 million decrease in other operating income. These decreases were partially offset by a $10.1 million increase in change in fair value of financial instruments, which primarily reflects a $10.0 million gain on an existing Fintech investment, a $7.4 million loss on sale of available-for-sale securities in the nine months ended September 30, 2025 and a $2.9 million gain in payment card and service charge income.

Noninterest Expense

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Noninterest expense totaled $29.8 million for the three months ended September 30, 2026, a decline of $3.5 million from $33.3 million for the three months ended September 30, 2025. The decline was primarily driven by decreases of $4.3 million in salaries and employee benefits and $1.1 million in professional fees, partially offset by increases of $0.8 million in other operating expenses and $0.8 million in software costs. Approximately 57.4% and 64.2% of noninterest expense for the three months ended September 30, 2026 and 2025, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Noninterest expense totaled $88.4 million for the nine months ended September 30, 2026, a decline of $2.2 million from $90.6 million for the nine months ended September 30 2025. The decline was primarily driven by decreases of $2.7 million in salaries and employee benefits, $3.0 million in professional fees and $1.0 million in equipment depreciation and maintenance expenses, partially offset by increases of $1.6 million in other operating expenses, $1.5 million in software costs and $0.7 million in travel, entertainment, dues, and subscriptions expenses. Approximately 57.6% and 59.2% of noninterest expense for the nine months ended September 30, 2026 and 2025, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Return on average assets was 0.0% for the three months ended September 30, 2026, compared to 2.1% for the three months ended September 30, 2025. The lower return was the result of a $16.7 million decline in net income. The decline in earnings was partially offset by a $269.5 million increase in average total assets, which was primarily driven by increases of $192.3 million in average commercial loans, $80.3 million in average taxable investment securities, $47.9 million in average real estate loans and $37.8 million in average consumer loans. These increases were partially offset by decreases of $84.3 million in average interest-

bearing deposits with banks and $32.8 million in average tax-exempt investment securities.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Return on average assets was 0.7% for the nine months ended September 30, 2026, compared to 0.9% for the nine months ended September 30, 2025. The lower return was the result of a $4.8 million decline in net income. The decline in earnings was partially offset by a $250.4 million increase in average total assets, which was primarily driven by increases of $257.4 million in average commercial loans, $60.4 million in average taxable investment securities and $35.6 million in average consumer loans. These increases were partially offset by decreases of $89.3 million in average interest-bearing deposits with banks and $39.5 million in average tax-exempt investment securities.

Equity

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Return on average stockholders’ equity was 0.5% for the three months ended September 30, 2026, compared to 22.9% for the three months ended September 30, 2025. The lower return was primarily driven by the $16.7 million decline in earnings, partially offset by a $43.2 million increase in average equity.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Return on average stockholders’ equity was 7.0% for the nine months ended September 30, 2026, compared to 10.0% for the nine months ended September 30, 2025. The lower return was primarily driven by the $4.8 million decline in earnings, partially offset by a $38.5 million increase in average equity.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $210.0 million at September 30, 2026, compared to $244.1 million at December 31, 2025. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $506.3 million at September 30, 2026, compared to $461.2 million at December 31, 2025. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Available-for-sale securities:
United States government agency securities	$20,045	$22,054
United States sponsored mortgage-backed securities	293,762	289,493
United States treasury securities	—	4,985
Municipal securities	59,554	56,459
Corporate debt securities	38,217	30,019
Other debt securities	32,070	7,500
Investment securities available-for-sale	$443,648	$410,510

Equity securities	$62,674	$50,643

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through the Asset and Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of our customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Our equity securities primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as our investments in other types of securities.

Loans

Our loan portfolio totaled $2.52 billion as of September 30, 2026 and $2.34 billion as of December 31, 2025. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina, South Carolina, Maryland and New York. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2026 and December 31, 2025, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 23.9% and 27.8% of our total loan portfolio as of September 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses

The ACL was $36.2 million, or 1.44% of loans receivable, at September 30, 2026, compared to $21.8 million, or 0.93% of loans receivable, at December 31, 2025. Over the nine months ended September 30, 2026, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculations resulted in an increase of $9.9 million to specific reserves for individually analyzed loans, increases totaling $2.9 million in pooled loan reserves, concentrated in the commercial, commercial real estate, and commercial construction segments and increases totaling $3.2 million in the ACL attributable to the purchased seasoned residential and consumer loans. The increases were partially offset by decreases of $1.1 million to the unallocated segment, decreases of $0.4 million in the residential construction segment and decreases of $0.1 million to the commercial owner occupied segment. Bank management expects the markets in which it operates will experience potential economic volatility over the next one to two years. For the nine months ended September 30, 2026, bank management has observed increases to loan balances and increases to allocation rates within the pooled loan portfolio.

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

Deposits remain the most significant source of funds, totaling $3.09 billion, or 98.2% of funding sources at September 30, 2026, compared to $2.84 billion, or 97.3% of funding sources, at December 31, 2025.

As a component of total deposits, Fintech deposits totaled $1.40 billion and $1.21 billion at September 30, 2026 and December 31, 2025, respectively. The increase in Fintech deposits is primarily attributable to an increase in gaming deposits, which were $321.3 million at September 30, 2026, compared to $184.3 million at December 31, 2025 and an increase in payments deposits, which were $766.0 million at September 30, 2026, compared to $660.3 million at December 31, 2025. These increases were partially offset by declines in banking-as-a-service deposits and digital asset deposits, which were $304.0 million and $12.4 million, respectively, at September 30, 2026, compared to $329.5 million and $31.3 million at December 31, 2025.

CDs decreased to $392.5 million at September 30, 2026, compared to $581.9 million at December 31, 2025, primarily driven by a decrease of $107.0 million of Retail CDs and $82.4 million in Brokered CDs.

Borrowings represented 1.7% of funding sources at September 30, 2026, compared to 2.5% at December 31, 2025. Repurchase agreements, which are available to large corporate customers, represented 0.1% and 0.2% of funding sources at September 30, 2026 and December 31, 2025.

At September 30, 2026, noninterest-bearing balances totaled $1.00 billion, compared to $1.14 billion at December 31, 2025, or 32.3% and 40.3%, respectively, of total deposits. Interest-bearing deposits totaled $2.09 billion at September 30, 2026, compared to $1.70 billion at December 31, 2025.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Deposits:
Noninterest-bearing demand	$996,002	$1,144,682
NOW	922,470	575,277
Savings and money markets	770,392	532,928
Time deposits, including CDs and IRAs	398,888	589,159
Total deposits	$3,087,752	$2,842,046

Time deposits that meet or exceed the FDIC insurance limit	$2,443	$596

For the three months ended September 30, 2026, average interest-bearing deposits were $2.02 billion and average noninterest-bearing deposits were $1.09 billion, compared to $1.99 billion and $862.1 million, respectively, for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, average interest-bearing deposits were $1.99 billion and average noninterest-bearing deposits were $1.04 billion, compared to $1.85 billion and $946.3 million, respectively, for the nine months ended September 30, 2025.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holder's deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $708.9 million at September 30, 2026 and $732.9 million at December 31, 2025, primarily representing the banking-as-a-service and gaming industries.

Along with traditional deposits, the Bank has access to both short-term borrowings from the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments.

Deposit Concentration

Three of our primary deposit verticals are payments, banking-as-a-service and gaming, with such deposits totaling $766.0 million, $304.0 million and $321.3 million as of September 30, 2026, respectively, compared to $660.3 million, $329.5 million and $184.3 million as of December 31, 2025, respectively. Of the gaming deposits, which primarily include clients engaged in online sports betting, $286.6 million is with our three largest gaming clients at September 30, 2026.

Capital Resources

During the nine months ended September 30, 2026, stockholders’ equity decreased $4.3 million to $329.7 million. This decrease primarily consists of net income of $17.9 million, common stock options exercised of $3.7 million and stock-based compensation expense of $2.0 million, partially offset by an increase in other comprehensive losses of $18.7 million, cash dividends paid of $6.6 million and stock repurchases of $1.2 million.

During the nine months ended September 30, 2026, total assets increased $205.3 million. The equity to assets ratio declined from 10.1% at December 31, 2025 to 9.4% at September 30, 2026. We paid dividends to common shareholders of $6.6 million and $6.5 million during the nine months ended September 30, 2026 and 2025, compared to earnings of $17.9 million and $22.7 million during the nine months ended September 30, 2026 and 2025, respectively, resulting in the dividend payout ratio increasing to 36.8% for the nine months ended September 30, 2026 from 28.8% for the nine months ended September 30, 2025.

MVB and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2025 Form 10-K.

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

The Bank's CBLR at September 30, 2026 was 9.7%, which is above the minimum requirement of 8%. Management believes that capital continues to provide a strong base for profitable growth.

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

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $372.5 million and $453.4 million as of September 30, 2026 and December 31, 2025. We expect that these sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the nine months ended September 30, 2026, cash provided by financing activities totaled $221.4 million, while cash used in operating and investing activities totaled $19.3 million and $236.2 million, respectively. Significant cash flows during the nine months ended September 30 included inflows of $245.7 million related to the net change in deposits, $31.3 million in maturities and paydowns of available-for-sale investment securities and $20.0 million of proceeds from the revolving line of credit. These inflows were partially offset by outflows of $184.5 million related to the net change in loans, $91.2 million to purchase available-for-sale investment securities and the $40.0 million redemption of subordinated debt.

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

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.0% and 4.5%, respectively, for September 2026 and September 2025.

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

Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia, Northern Virginia, North Carolina and South Carolina markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the creditworthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based on management’s credit evaluation.

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

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable to us are described further in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

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

Item 4 – Controls and Procedures

As of September 30, 2026, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	November 4, 2026	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Michael R. Sumbs
Michael R. Sumbs
Executive Vice President and CFO
(Principal Financial and Accounting Officer)